Form 10-K405
period 1997-09-27
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 1997-12-23
CIK 1044324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
[Fee Required]
For the fiscal year ended              September 27, 1997
                         --------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
[No Fee Required]
 For the transition period from _____________________ to ______________________

Commission File Number                      0-23161
                      --------------------------------------------------------

                      TROPICAL SPORTSWEAR INT'L CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                    59-3424305
--------------------------------------                ------------------
   (State or other jurisdiction of                    I.R.S. Employer
   incorporation or organization)                     Identification No.

     4902 W. Waters Avenue  Tampa, FL                 33634-1302
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (813) 249-4900
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                              None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                  Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days                     [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                     [X]

As of December 1, 1997 there were 7,600,000 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price reported on the Nasdaq National Market as of December 1, 1997, was approximately $53,038,000.

                       DOCUMENT INCORPORATED BY REFERENCE:
                       -----------------------------------

Document                                                  Form 10-K Reference
--------                                                  ---------------------

Proxy Statement, dated January 2, 1998                    Part III, Items 10-13

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                                  PAGE NO.
                                                                                        --------
Item 1     Business                                                                           3
Item 2     Properties                                                                        15
Item 3     Legal Proceedings                                                                 15
Item 4     Submission of Matters to a Vote of Security Holders                               15

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters             16
Item 6     Selected Financial Data                                                           16
Item 7     Management's Discussion and Analysis of Financial Condition and Results           17
           of Operations
Item 8     Financial Statements and Supplementary Data                                       21
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial         21
           Disclosure

PART III

Item 10    Directors and Executive Officers of the Registrant                                22
Item 11    Executive Compensation                                                            22
Item 12    Security Ownership of Certain Beneficial Owners and Management                    22
Item 13    Certain Relationships and Related Transactions                                    22

PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                   23



The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward looking statements include statements regarding, among other things: (i) the Company's backlog and sales; (ii) potential acquisitions by the Company; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth strategy, operating strategy and financing strategy; (vi) the declaration and payment of dividends; (vii) regulatory matters affecting the Company; and (viii) the outcome of certain litigation involving the Company. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed in the "Risk Factors" section included in the Company's registration Statement on Form S-1 (Reg. No. 333-33729). Prospective investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Shareholders.

                                     PART I

ITEM 1.  BUSINESS

General

         The Company produces high quality casual and dress men's apparel and provides major apparel retailers with comprehensive brand management programs. The Company's programs currently feature pants, shorts and denim jeans that are marketed under Company brands, private brands and licensed brand names. The Company distinguishes itself from traditional private label manufacturers by providing apparel retailers with customer, product and market analysis, apparel design, production, merchandising, and inventory forecasting. The Company markets its apparel through all major retail distribution channels, including department and specialty stores, national chains, catalog retailers, discount and mass merchants and wholesale clubs. The Company's mission is to provide total customer satisfaction through a combination of quality, value and technology. Management believes that the Company provides its customers with high quality apparel and services supported by a commitment to advanced information, design and production technologies, and unique merchandising and operating strategies.

         The Company's apparel line focuses on basic, recurring styles that the Company believes are less susceptible to fashion obsolescence and less seasonal in nature than fashion styles. All of the Company's products are derived from six production platforms, or "chassis," each of which incorporates basic features requiring distinct manufacturing processes, such as inclusion of an elastic waistband, a jeansband or button-flap pockets. The six basic chassis are modified to produce separate styles through variations in cut, fabric and finish. This process enables the Company to achieve both manufacturing simplicity and efficiencies while producing a wide variety of products through distinctions in color and style. All products receive customer-specific labeling and packaging upon receipt of confirmation of a customer order. As a result, a common SKU (i.e. style, color, and size), differentiated only by labeling and packaging, can be sold by both a high-end department store and a mass merchant at different retail price points. This merchandising strategy offers quick-response execution of customer orders without the associated risk of carrying customer-specific inventories. In Fiscal 1997, fifteen styles marketed under approximately 80 labels accounted for over 90% of the Company's net sales. These labels include Company brands such as Bay to Bay(R) and Banana Joe(TM), private brands such as Flyers(TM) and Flying A(R) and licensed brand names such as Bill Blass(R) and Generra(R).

         The Company manages the manufacture of substantially all of its products utilizing its approximately 300,000 square foot state-of-the-art fabric cutting, product labeling and distribution facilities located in Tampa, Florida, and independent garment assembly contractors located primarily in the Dominican Republic. The Company also sources certain finished garments from independent manufacturers located in Mexico, the Pacific Rim and the Middle East. The Company believes that its commitment to the use of independent contractors in the Dominican Republic anticipated the trend in the industry toward the use of the Caribbean and Mexico for production. The Company believes the establishment of its name and reputation in this area gives it a distinct competitive advantage.

         The Company utilizes advanced technology in all aspects of its business, including apparel design, materials sourcing, production planning and logistics, customer order entry and sales demand forecasting. The Company's dedication to technology produces greater efficiencies throughout the production process and results in high-quality products, low-cost production and enhanced customer order execution. The Company typically designs its apparel lines and customer programs by tracking its customers' store-level POS system data and responding to retail demand and trends on a per SKU basis. Apparel products are developed using a computer-aided-design ("CAD") system integrated with fabric cutting to maximize product quality and materials yield. Management believes that the Company's 92% average fabric utilization rate is among the highest in the apparel industry. The Company employs stringent quality control procedures throughout its operations, from raw materials production at supplier mills through finished goods shipping. In Fiscal 1997, the return rate for quality defects was less than one percent, evidencing the impact of the Company's quality control procedures.

         Accurate and timely order execution is achieved through electronic data interchange ("EDI") order entry and quick replenishment of core SKUs. In Fiscal 1997, substantially all orders were placed via EDI. Orders generally are shipped to the retailer within three working days of receipt of shipping instructions. The Company's systems enable it to further assist the retailer by tracking point-of-sale activity by SKU and forecasting consumer demand and seasonal inventory requirements on a daily basis.

Industry

         According to The NPD Group, Inc., a retail industry research firm, the U.S. apparel industry totaled approximately $174.9 billion in retail sales in 1996. The industry grew approximately 2.3% and 5.8% in 1995 and 1996, respectively. In 1996, the men's bottoms (i.e., pants and shorts) business represented approximately 7.5% of the total apparel market. The men's bottoms segment tends to be relatively less cyclical than the apparel industry at large. In 1995 and 1996 retail sales of men's bottoms grew approximately 6.0% and 9.1%, respectively. In Fiscal 1995, Fiscal 1996 and Fiscal 1997, the Company's net sales grew 9.7%, 6.6% and 29.3% respectively, over comparable prior periods.

         Trend Toward High Quality Private Brand Apparel. The Company believes that there is an increased trend toward high quality, private brand apparel. Private brand apparel bears the retailer's own name or a proprietary brand name exclusive to the retailer. Producers are able to sell these garments at lower wholesale prices due to certain economies, including lower advertising and promotional costs, lack of brand name license fees and royalties, and the absence of "markdown" and other risks and expenses inherent in the brand-name apparel industry. As a result of the lower wholesale prices, private brand apparel generally provides higher margins for the retailer than brand name or designer products. Sales of private brand apparel represented 41.0% of total sales of men's apparel in 1996, up from 39.3% in 1995 and 37.0% in 1994. The Company believes that this shift is due primarily to the education of consumers and retailers as to the benefits of private brand products. The Company believes consumers increasingly regard private brand products as less expensive than brand name products, but of equal or better quality. This increase in consumer demand for private brand garments, coupled with retailers' demands for higher margins, has resulted in retailers allocating more space to private brand products.

         Trend Toward Casual Dress. The Company believes that there is a growing trend in the United States toward casual dress, as reflected in the implementation of policies such as "casual Fridays." In addition, the Company believes that the number of people who work at home is increasing substantially and that outside of the workplace, people's social activities are focusing on a more casual lifestyle.

         Expansion of Caribbean and Mexican Production. Until recently, apparel was produced predominantly domestically or in the Pacific Rim countries. Since the passage of Section 807 of the Harmonized Tariff Schedule of the United States (now found under tariff subheading 9802.00.80, but herein referred to as "Section 807"), American apparel companies have increasingly utilized production facilities located in the Caribbean Basin, including the Dominican Republic. The Company believes that the Dominican Republic offers certain competitive advantages, including favorable pricing and better quality production, a long-standing and relatively stable production network, and much shorter transportation periods as compared to goods assembled in the Pacific Rim. Under
Section 807, customs duties on apparel products assembled in the Caribbean Basin may be offset by the costs incurred in the production of components in the United States (plus freight and insurance). More recently, the North American Free Trade Agreement ("NAFTA"), effective 1994, has permitted Mexican manufacturers to ship finished apparel products into the United States duty-free or at reduced duties. According to Sandler & Travis Trade Advisory Services, Inc., 1996 marked the first year in which apparel products exported to the United States from Mexico exceeded products exported from any other country, including China.

Business Strategy

         The Company seeks to become "The Leader in Private Brand"(TM) by being the leading marketer of private brand sportswear in its product categories across all retail channels. The key elements of the Company's business strategy are as follows:

         Focus on Private Brand Programs for Major Retailers. The apparel market is highly competitive, with a trend toward greater emphasis on private brand programs to improve retail margins. See "Business--Industry." Retailers are increasingly finding it advantageous to outsource many aspects of their private brand programs. The Company believes it has positioned itself to take advantage of these trends by offering retailers customized comprehensive private brand programs encompassing: (i) merchandise planning and support; (ii) consistently high quality products; (iii) value-added services, such as custom labeling and packaging design, just-in-time electronic order execution, and retail profitability analysis; and (iv) access to state-of-the-art sales forecasting and inventory management systems. In addition, the Company will continue to promote these capabilities to increase sales of Company brands and licensed brand name apparel offered to multiple retail accounts.

         Commitment to Superior Quality Operations. The Company adheres to strict quality standards in every aspect of its operations, from sourcing of raw materials to providing continuing service following shipment to its customers. Product content and construction specifications, including the generous use of fabric to produce a fuller, more comfortable fit, are designed to minimize costly customer returns. The Company believes that its use of advanced technology and standard operating procedures results in the production of high quality products for its customers.

         Application of Advanced Technology. The Company employs advanced technology in every aspect of its operations. A CAD system is used to develop products and program fabric cutting to ensure color consistency and maximize material yield. The Company employs air table handling systems and the latest generation Gerber cutters in the cutting process to improve efficiency and significantly enhance output volumes. In addition, the Company's EDI system significantly enhances customer order execution and point-of-sale merchandise tracking. Sales forecasting, production planning and logistics and inventory management are performed on a proprietary system. The Company's production system is integrated with its customers' systems and enables the Company to track store level retail sell-through trends by SKU. See "Business--Operations."

         Adherence to Standard Operating Procedures. Management has instituted comprehensive operating procedures for each stage of operations, from customer planning and marketing strategies through apparel design, materials costing, production planning and logistics, manufacturing, customer order execution, point of sale analysis and accounting and financial reporting. These procedures integrate each operating function to eliminate inefficiencies and maximize productivity. The Company's detailed operating procedures and extensive information systems enable management to monitor the performance of most operations on a daily basis, with daily exception reporting to identify and resolve deviations from forecast results.

         Focus on Core Production Chassis. The Company designs a core line of products suitable for marketing through virtually every apparel retail channel, differentiated among channels and customers only through customer-specific labeling, packaging and other brand identification techniques. The core line is developed from six standardized production chassis that enable the Company to maximize manufacturing productivity and product quality and minimize unit production costs and inventory risk. In Fiscal 1997, products derived from each of the Company's six production chassis were sold to customers in multiple distribution channels under approximately 80 different labels and point-of-sale packaging concepts.

         Maintain Low-Cost Production. The Company is committed to cost-sensitive, cost-controlled operations. To minimize unit production costs and mitigate inventory risks, the Company is organized to effect the shortest possible production cycle from receipt of raw materials through shipping of a customer order. The Company's unique chassis production strategy and focus on core product lines enable it to concentrate materials purchases, minimize materials inventories, dedicate assembly operations to individual styles and execute cost-effective production runs per style. The Company contracts for garment assembly on a standard cost-per-unit-produced basis with independent manufacturers that adhere to the Company's strict quality specifications and standard operating procedures. In Fiscal 1997, the Company's production cycle averaged 38 days and average inventory turnover was approximately five times.

         Commitment to Total Customer Satisfaction. The Company's key customer service capabilities include designing the customer's product line composition by SKU; developing brand, packaging and point-of-sale merchandising programs; determining the per store sales plan by SKU; and automatically replenishing store inventory and recommending changes to pricing and planned sales volumes based on store-level retail trends. These capabilities, leveraging the chassis-based product strategy, offer quick-response execution of customer orders without the cost and risk of carrying customer-specific inventories.

         Minimize Inventory Risk. Management regards inventory as a liability rather than an asset. The Company minimizes its inventory risks by (i) producing a focused line of core products that can be labeled and packaged upon receipt of a customer order confirmation, (ii) minimizing the production cycle and maximizing production flexibility, and (iii) tracking consumer demand trends by SKU on a per store basis. Management uses detailed cost specifications to monitor unit production cost variances.


Growth Strategy

         Internal Growth. The Company intends to grow internally through increased sales of core products to current customers, sales to new customers and expansion into complementary apparel product lines. For Fiscal 1997, the Company reported net sales of $151.7 million and operating income of $16.6 million, representing five-year compound annual growth rates of 17.8% and 36.8%, respectively.

         Greater Penetration of Existing Accounts. The Company believes it has a significant opportunity to increase sales to existing customers. The Company believes that a majority of its customers are seeking to maintain a balance between brand name apparel items and private label items, recognizing that brand name items draw customer traffic and private label products provide a low-cost, high-quality alternative to brand name apparel. The Company believes that it can increase sales to existing customers by (i) offering a broader selection of men's casual, dress and denim pants, shorts and shirts, and (ii) increasing sales of specific proprietary or retailer-owned labels for customers seeking to build the breadth of their own private label lines. Management believes that its customers place a high degree of value on the Company's quality standards as well as the Company's commitment to its customer's inventory management and forecasting.

         New Account Growth. The Company currently sells to approximately 75 national and regional retailers in North America, and believes that there is significant opportunity to selectively increase its customer base. The Company continually evaluates potential customers based on the customer's
     (i) commitment to retailing high quality apparel, (ii) utilization of electronic commerce that will allow the Company's technological advantages to be realized, and (iii) potential sales volume of core products. The Company believes that retailers increasingly are adding private-brand programs and seeking vendor-managed inventory programs. The Company believes that its primary overseas competitors are unable to match the Company's ability to provide and test samples, respond via EDI, track unit production and shipment and monitor SKU sell through.

         New Product Introductions. While the Company is committed to providing its customers with a stable "core" product line, management does invest significant resources to remain current with the latest colors, fabrics and finishes. Management is continuously developing test products based on its research, and believes that its efforts to remain current are extremely important to building trust between the retailer and the retailer's customers. All new product lines are produced using the Company's "chassis" production concept and are designed to be complementary to existing product lines. In Fiscal 1995, the Company introduced dress pants, which in Fiscal 1997 represented approximately 8.6% of the Company's total revenues and were sold to approximately 25.9% of the Company's active customer base. Product lines introduced in Fiscal 1997 include men's casual shirts, which the Company believes are an attractive complement to its men's pants and shorts lines. Similarly, the Company has introduced a line of coordinated men's shirts, pants and shorts under a Company owned label, "Banana Joe." The management team has significant previous experience running businesses in these complementary product lines.

         Growth Through Acquisitions. A key element of the Company's growth strategy is to: (i) acquire established brands to expand the distribution of the Company's core products to existing and new customers; (ii) acquire complementary new product lines, such as men's shirts, suitable for the Company's brands and/or customer base; or (iii) enter into newly targeted areas of the apparel market, such as women's sportswear, through acquisition of targeted companies. The Company expects to expand into categories of the apparel market in which it can exploit its business strategies. The Company continually monitors acquisition opportunities, but currently has no arrangements or understandings with respect to any acquisitions.


Products

The Company produces a core line of high quality men's casual and dress pants, shorts and denim jeans. Most of the Company's apparel line focuses on basic, recurring styles that the Company believes are less susceptible to fashion obsolescence and less seasonal in nature than fashion styles. Key fabrics include 100% cotton and synthetic blends utilizing rayon, wool and polyester. Key fabric constructions include twill, denim, corduroy and wrinkle-free fabrication. The table below sets forth sales mix, expressed as a percentage of net sales, and retail price points per product category:


                                     Fiscal             Fiscal           Fiscal      Current Retail
                                      1997               1996             1995         Price Range
                                     ------             ------           ------      ----------------
         Casual Pants                  53.9%             56.8%            48.5%       $17.99 - $39.99
         Dress Pants                    8.6               1.7              0.9         24.99 -  39.99
         Denim Jeans                    5.4               7.1              7.8         16.99 -  24.99
         Shorts (including denim)      32.1              34.4             42.8         11.99 -  24.99
                                      -----             -----            -----
                                      100.0%            100.0%           100.0%

         The Company's design staff examines domestic and international trends in the apparel industry as well as industries completely outside the sphere of clothing manufacture, including the automobile, grocery and home furnishings industries, to determine trends in styling, color, consumer preferences and lifestyle. Virtually all of the Company's products are designed by its in-house staff utilizing CAD technology, which enables the Company to produce computer simulated samples that display how a particular style will look in a given color and fabric. The Company can quickly generate samples and alter the simulated samples in response to customer input. The use of CAD technology minimizes the time and costs associated with producing actual sewn samples prior to customer approval and allows the Company to create custom designed products meeting the specific needs of a customer. The Company's product content and construction specifications require the use of matched finish thread throughout the garment, surge seaming of all pockets, rigorous attention to seam construction, color matching of all components and the generous use of fabric to produce a fuller, more comfortable fit and minimize costly customer returns.

Customers and Customer Service

         The Company markets its products across all major apparel retail channels to approximately 75 finer department and specialty stores, catalog retailers, discount merchants and wholesale clubs. The Company's products are sold at over 6,000 outlets throughout the United States, Canada, Mexico and Central America. Sales to the Company's five largest customers represented approximately 71.6% and 72.6% of net sales during Fiscal 1997 and Fiscal 1996, respectively. Sales to Wal-Mart (including Sam's Club, the nation's largest chain of wholesale clubs), Price/Costco and Phillips-Van Heusen accounted for approximately 28.7%, 18.8%, and 11.0% respectively, of net sales during Fiscal 1997 and 26.0%, 16.6% and 13.8%, respectively, of net sales during of Fiscal 1996. The Company also sells its products to other major retailers, including Dayton Hudson, Federated Department Stores, JC Penney, May Co. and Nordstrom. Net sales to the Company's ten largest customers increased at a compound annual rate of 18.1% from Fiscal 1994 to Fiscal 1997.


         Set forth below are comparative sales mix data, expressed as a percentage of net sales, by marketing channel:



                                                   Fiscal           Fiscal           Fiscal
Channel                                             1997             1996             1995
-----------------------------------------          ------          --------          ------
Wholesale club                                      46.1%             42.3%            29.8%
Discount and mass merchant                          21.1              21.4             31.3
National chain                                      12.3              14.5             20.9
Department store                                    10.9              14.4              8.8
Specialty store                                      5.4               4.7              4.9
Catalog                                              0.2               1.1              2.5
Other                                                4.0               1.6              1.8
                                                   -----             -----            -----
                                                   100.0%            100.0%           100.0%

         The Company offers its customers comprehensive brand management programs, which provide: (i) merchandise planning and support; (ii) consistently high quality products; (iii) value-added services, such as custom labeling and packaging design, just-in-time electronic order execution, and retail profitability analysis; and (iv) access to state-of-the-art sales forecasting and inventory management systems. In addition, the Company will continue to promote these capabilities to increase sales of Company brands and licensed brand name apparel offered to multiple retail accounts. The Company believes that close collaboration with its customers provides the Company's employees the opportunity to better understand the fashion, fabric and pricing strategies of the customer and leads to the generation of products that are more consistent with each customer's expectations. At the same time, the customer is given the opportunity, at minimal expense and risk, to benefit from the Company's substantial expertise in designing, packaging and labeling high quality products with a brand name look, but at a private label price.

Product Labeling and Packaging

         The Company differentiates its products through customized labeling, point-of-sale packaging and other brand identification techniques. For most of its customers, the Company manages the design and production of labeling and packaging materials. Management regularly analyzes consumer product labeling and packaging and consumer targeting trends evident in other retailing formats, including the automobile, grocery and home furnishings industries. The Company can ship products directly to its customers' retail stores in floor-ready form and offers innovative packaging and display techniques, such as the "Big Pack." A "Big Pack" is a specially designed cardboard carton used to ship pants and shorts directly to Sam's Club stores. Upon delivery, it opens into a floor-ready display.

         For Fiscal 1997, the Company sold products bearing approximately 80 different labels to over 75 different customers. Of the $151.7 million in net sales for this period, 43.5% represented sales of private brands unique to a single retail customer and 56.5% represented sales of Company brands and licensed brand name apparel to multiple customers. Of the approximately 80 labels and brands active during this period, approximately 30 are controlled by the Company and approximately 50 are controlled by retailers.

Marketing and Sales

         The Company's products are sold by eleven sales representatives located in California, Florida, Illinois, Kansas, Massachusetts, Ohio, New York, Pennsylvania and Texas, each of whom has over eight years of experience in the apparel industry. One of such sales representatives is devoted exclusively to the sale and marketing of the Company's recently introduced Banana Joe(R) line of men's sportswear coordinates. The Company also maintains a sales and marketing support staff of six in Tampa dedicated to analyzing sales and marketing data.

         The Company offers each of its existing and prospective customers a marketing plan tailored to the customer's market niche. Using its marketing data and industry experience, the Company is able to create for each existing and prospective customer and each particular product a market plan that outlines optimum volume, timing and pricing strategies, markdown and sell-through trends and profit margins.

         The Company operates an EDI system, whereby the Company can accept EDI orders 24 hours a day and typically ship orders within three working days. In Fiscal 1997, substantially all orders were placed via EDI.

Operations

         The Company principally cuts its fabric at its Tampa facility for offshore finishing and assembly. The Company also imports finished goods, principally denim jeans and shorts from Mexico, the Pacific Rim and the Middle East. The Company believes that the use of numerous independent international suppliers to assemble components cut at the Company's facilities enables it to provide customers with high quality goods at significantly lower prices than if it operated its own assembly facilities. In Fiscal 1997, products originating from the Company's Tampa cutting facility and imported finished goods represented approximately 83.4% and 16.6%, respectively, of the products sourced by the Company.

         Overview. The Company inventories, spreads, marks and cuts virtually all of the fabric used in the manufacture of its products at its own facility in Tampa, Florida. The components are then assembled outside the United States, principally in the Dominican Republic, and shipped back to the Company's Tampa facilities for labeling, packaging and distribution. In Fiscal 1997, the production cycle from receipt of raw materials through the availability for shipping of finished goods averaged 38 days, including raw materials inventory, transit and assembly. The Company customarily prepares, packs and ships customer orders within three working days of receipt of shipping instructions.

         Raw Materials Sourcing. The Company purchases raw materials, including fabrics, thread, trim and labeling and packaging materials, from domestic sources based on quality, pricing and availability. Prior to shipment, the Company undertakes a quality audit at its major suppliers to assure that quality standards are met. An additional quality audit is performed upon receipt of all raw materials. The Company maintains a laboratory at its Tampa, Florida facility in order to test the quality of raw materials. The Company has no long-term agreements with any of its suppliers. The Company projects raw material requirements through a series of planning sessions taking into account orders received and future projections by style and color. This data is then translated to the raw material components needed by production time frame in order to meet customers' requirements.

         Cutting. The Company believes that its domestic cutting facility provides it with substantial advantages over many of its competitors. Since 1989, the Company has invested in state-of-the-art computerized equipment for spreading, marking and cutting fabric. The Company's CAD system positions all component parts of a single garment in close proximity on the same bolt of fabric to ensure color consistency. This process also enables the Company to utilize approximately 92% of the fabric. The Company also has invested in air-table fabric handling equipment that eases the movement of fabric on the cutting table by the use of forced air through a grid of air ducts on the table surface. The use of such air-table fabric handling equipment reduces by more than one-half the number of workers required to handle a bolt of fabric in the cutting process. In addition, the Company uses two Gerber-brand computerized cutting systems, which include state-of-the-art submerged electrical and vacuum components. The use of such cutting systems significantly enhances the Company's fabric cutting capacity. Quality audits in the cutting facility are performed during various stages, from spreading of fabric through preparation for shipment to independent manufacturers for assembly.

         Assembly. After the component parts are marked and cut, they are shipped by common carrier to independent foreign manufacturers, principally in the Dominican Republic, for assembly and finishing. The Company currently uses approximately 15 manufacturers in the Dominican Republic that specialize in assembling products on one or more chassis and adhere to the Company's specific operating procedures. The Company has used these manufacturers for an average of more than three years and enjoys, in effect, exclusive relations with 10 of them. Several of the Company's independent manufacturers utilize various equipment, including wrinkle-free processing ovens, owned by the Company. The Company is among relatively few U.S. apparel companies to use the Dominican Republic as its principal production base for assembling component parts. The Company believes that the Dominican Republic offers the Company certain competitive advantages, including favorable pricing and better quality production, a long-standing and relatively stable production network, and much shorter transportation periods than goods assembled in the Pacific Rim. In addition, U.S. customs duties programs, such as Section 807, facilitate assembly in the Caribbean Basin by completely eliminating or substantially reducing the customs duties on the import of assembled U.S. components.

         There are no material formal arrangements between the Company and any of its contractors, but the Company believes that its relations with its contractors are generally good. The Company is able to shift its sources of supply depending upon production and delivery requirements and cost, while at the same time reducing the need for significant capital expenditures, work-in-process inventory and a large production work force. The Company arranges for the assembly or production of its products primarily based on orders received. The Company has traditionally received a significant portion of its customers' orders prior to placement of its initial manufacturing orders. Many of these customer orders may change with respect to colors, sizes, allotments or assortments prior to the delivery date. The Company utilizes such orders and its experience to estimate production requirements in order to secure necessary assembly or manufacturing capacity. The Company inspects prototypes of each product before production runs are commenced. The Company also performs random in-line quality control checks during and after assembly before the garments leave the contractor. The Company currently has 14 full-time quality control personnel on-site in the Dominican Republic.

         Labeling, Packaging and Shipping. Upon confirmation of a customer order, the Company picks the appropriate items from its common inventory. Thereafter, the appropriate tags and labels, such as pocket flashers, jokers, woven labels, hang tags and leg tape, are sewn on or applied. The product is then packaged (e.g., placed on hangers or put in plastic packaging) and prepared for shipment in accordance with the customer's specifications. The Company generally ships orders within three days of receipt. Orders are shipped F.O.B. Tampa by customer or common carrier directly to the customer's individual stores or to its centralized distribution center. The customer pays the applicable freight charges. Final quality inspections occur when the finished garments are returned to the Company's Tampa facilities for labeling and packaging. The Company currently has 24 full-time quality control personnel employed in its Tampa facilities. As a result of its extensive quality control program, less than one percent of the products shipped by the Company during Fiscal 1997 were returned by its customers due to defects.


Imports and Import Regulations

         The Company presently imports garments under three separate scenarios having distinct customs and trade consequences: (i) imports of finished goods (mostly from the Pacific Rim and the Middle East); (ii) imports from the Caribbean Basin and Central America; and (iii) imports from Mexico.

         For direct importations (mostly from the Pacific Rim and the Middle
East), imported garments are normally taxed at most favored nation ("MFN") tariffs and are subject to a series of bilateral quotas that regulate the number of garments that may be imported annually into the United States. The tariffs for most of the countries from which the Company currently imports or intends to import have been set by international negotiations under the auspices of the World Trade Organization ("WTO"). These tariffs generally range between 17% and 35%, depending upon the nature of the garment (e.g., shirt, pant), its construction and its chief weight by fiber. The principal sourcing alternatives that do not enjoy MFN rates in the Far East are Vietnam and Laos.

         In addition to these tariff rates, merchandise from virtually all the countries from which the Company imports is also subject to bilateral quota restraints, pursuant to U.S. domestic law or the multi-lateral Agreement on Textile and Clothing, which is under the auspices of the WTO. Most bilateral quotas are negotiated on a calendar year basis. After the United States and a particular country agree to a particular level of exports in a particular quota category (for instance, cotton men's bottoms (category 347)), the country that receives the quota has the right to determine the method by which such quota is assigned to its manufacturers. Some jurisdictions, such as Hong Kong, have a free market under which quotas are bought and sold. Most countries, however, assign it to the factories that actually produce the garments. Shipments which are exported to the United States must, in addition to the usual commercial documentation, have appropriate and official textile visas, in either an electronic or paper format, which confirm their quota status. This documentation must be filed prior to the admission and clearance of the merchandise into the United States. Accordingly, the Company usually demands that this paperwork be submitted prior to payment.

         The Company also imports garments from countries in the Caribbean Basin and Central America, most notably the Dominican Republic. Although much merchandise imported from these jurisdictions is subject to the identical tariff and quota consequences described above for Far Eastern importations, there are special circumstances which provide a unique tariff and quota preference for some merchandise sourced from the Caribbean Basin or Central America. The principal tariff advantage is the so-called "807" program. Under this program, merchandise produced under tariff subheading 9802.00.80, HTS, is admitted into the United States with a substantial tariff reduction. Specifically, this tariff provision provides a reduction in duty based on the value of exported
U.S. components assembled into a product in a foreign jurisdiction which is subsequently reimported into the United States. In essence, the duty reduction is equal to the value of U.S. components incorporated into these assembled goods plus southbound international freight and insurance. For apparel products, such U.S. components normally consist of cut-to-shape U.S. fabric parts, finishing and trim (buttons, thread, etc.). In addition, if the fabric which is cut to create the cut component parts is also knitted, woven or formed in the United States, there is a special quota provision which provides for more liberalized access to the U.S. marketplace. This special quota provision is applicable only to certain Caribbean Basin, Central American and northern Latin American countries which have signed special agreements with the United States. Under the terms of these agreements, such products, known in the trade as "807A" or "Super 807" or "Guaranteed Access Level" products, are controlled through a much more liberal quota system. Accordingly, a country such as the Dominican Republic would have a regular quota for men's cotton bottoms produced through a normal cut, make and trim operation or through the traditional 807 process; at the same time, it would have a much bigger and, therefore, more liberal quota for merchandise produced from U.S. cloth under this Super 807 or 807A program. The Company produces significant garments under one or both of these particular programs. In those circumstances where garments qualify for both preferences, "807" and "807A," the merchandise is accorded both substantial and significant quota and tariff advantage over Pacific Rim, Middle Eastern or non-qualifying Western hemisphere goods.

         The Company also imports finished goods from Mexico under the North American Free Trade Agreement, commonly known as NAFTA. Under NAFTA, merchandise which qualifies is accorded reduced or duty-free access, depending upon the type of merchandise selected. The key requirement for NAFTA qualification for such garments is that the yarn, cloth, cut, sew and finish of the garments all take place within North America. This is commonly known as the "yarn-forward rule." Merchandise produced pursuant to these rules enters the United States at a preferential or at a zero rate and is not subject to any quota.

         In addition to the regular NAFTA program, certain imports made by the Company are also subject to a tariff preference which was created and enacted as part of the NAFTA-enabling legislation. This tariff provision, subheading 9802.00.90, HTS, provides for immediate duty-free and quota-free entry into the United States from Mexico of garments made from components which are cut to shape in the United States from U.S. knit, woven or formed cloth. This duty-free, quota-free entry would be available for pant products sourced from U.S. components cut from U.S. knitted/woven fabric. This merchandise, therefore, has an even more favorable treatment than merchandise being imported from the Caribbean Basin. The Company currently imports a limited amount of such merchandise from Mexico.

         Finally, non-NAFTA qualifying goods may be imported from Mexico. Such merchandise could be imported at reduced duty rates under the 807 (9802.00.80) program (cut in the U.S.), or special tariff rate quotas called "TPLs." Otherwise, it is subject to full duty. Such merchandise may also be subject to Mexican quotas which are effective for some products until 2004.


Personnel

         At November 29, 1997, the Company had 634 employees, including 20 in the Dominican Republic. Of the total, approximately 108 hold executive and administrative positions, approximately 14 are engaged in design and merchandising, approximately 328 are engaged in production (e.g., marking, cutting and labeling), approximately 18 are engaged in sales, approximately 118 are engaged in distribution and approximately 48 are engaged in quality control. None of the Company's employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees to be generally good.

         The Company is committed to developing and maintaining a well-trained workforce. The Company provides or pays for in excess of 20,000 hours of continuing education annually for its employees on subjects ranging from computers to foreign languages. The Company is equally committed to the well-being of its employees. The Company offers its full-time employees and their families a comprehensive benefits package that includes a 401(k) plan, a choice of group health insurance plans, term life insurance (with an option to purchase additional coverage), a choice of dental plans, and a vision plan. The Company also offers tuition reimbursement for business-related courses and pays a retirement bonus to persons employed by the Company for twenty-five years or more. The Company maintains a recreation area and health club facilities for the use and enjoyment of its employees and their families. The Company also enjoys long-standing relationships with certain of its independent assembly contractors in the Dominican Republic and has contributed financial resources to improving conditions for their employees.


Management Information Systems

         The Company believes that advanced information processing is important to maintain its competitive position. Consequently, the Company continues to upgrade its management information systems in order to maintain better control of its inventory and to provide management with information that is both more current and more accurate than was available previously. The Company's management information systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company has purchased and implemented a software program that enables the Company to track, among other things, orders, manufacturing schedules, inventory and unit sales of its products. In addition, to support the Company's flexible inventory replenishment program, the Company has an EDI system through which customer inventories can be tracked and orders automatically placed by the retailer with the Company. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources)


Competition

         The apparel industry is highly competitive and the Company competes with numerous apparel manufacturers, including brand name and private label producers, and retailers which have established, or may establish, internal product development and sourcing capabilities. The Company's products also compete with a substantial number of designer and non-designer product lines. Many of the Company's competitors and potential competitors have greater financial, manufacturing and distribution resources than the Company. The Company believes that it competes favorably on the basis of quality and value of its programs and products, price, the production flexibility that it enjoys as a result of its cutting and labeling capabilities and its sourcing network, and the long-term customer relationships it has developed. Nevertheless, any increased competition from manufacturers or retailers, or any increased success by existing competition, could result in reductions in unit sales or prices, or both, which could have a material adverse effect on the Company's business and results of operations.


Trademarks and Licenses

         The Company holds or has applied for over 75 U.S. trademark registrations covering its various brand names. The Company believes that its Flyers(TM), Flying A(R) and Bay to Bay(R) trademarks are material to its business. The word marks Flying A(R) and Bay to Bay(R) are registered with the United States Patent and Trademark Office. These registrations expire in 2005 and 2001, respectively, and are subject to renewal. There are applications pending with the United States Patent and Trademark Office for trademarks which include the Flyers(TM) and Flying A(R) names. Two of these applications have been opposed. Pursuant to separate license agreements, the Company has the exclusive rights to use (i) the Bill Blass(R) trademark with respect to casual pants and shorts, jeans and pre-hemmed dress pants distributed or sold in the United States, Mexico and Canada and (ii) the Generra(R) trademark with respect to the design, manufacture and wholesale in the United States and Canada of men's casual pants, shorts and dress slacks (excluding open bottom construction) and men's jean-constructed bottoms made of denim or heavy weight fabrics (excluding open bottom construction). These licenses expire in 2000 and 1999, respectively. The license agreement with respect to the Generra(R) trademark is subject to two renewal options that expire September 30, 2002 and 2005, respectively. The Company believes that it has the exclusive use of all of its owned and licensed trademarks.


Credit Facilities

         The Company needs significant working capital to purchase inventory and finance accounts receivable and, consistent with industry practice, is often required to post letters of credit when placing an order with certain international manufacturers. Currently, a substantial portion of the Company's working capital requirements are met through a $48 million credit agreement with a bank (the "Credit Agreement"), which expires on October 31, 1998. The Company utilized the proceeds from its recent public offering to reduce the outstanding indebtedness under the Credit Agreement.

Factoring of Accounts Receivable

           Historically, the Company has sold substantially all of its trade accounts receivable to a factor which assumes virtually all of the credit risk with respect to collection of such accounts. The factor pays the Company the receivable amount upon the earlier of (i) receipt by the factor of payment from the Company's customer or (ii) 120 days past the due date for such payment. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves or limits a sale to a customer and the Company decides to proceed with the sale, the Company bears some credit risk. The factoring agreement expires on September 30, 1998, at which time the Company intends to renew or replace it.

Seasonality

         Historically, the Company's business has been seasonal, with slightly higher sales and income in the second and fourth fiscal quarters, just prior to and during the two peak retail selling seasons for spring and fall merchandise. In addition, certain of the Company's products, such as shorts and corduroy pants, tend to be seasonal in nature. In the event such products represent a greater percentage of the Company's sales in the future, the seasonality of the Company's sales may be increased.

Backlog

         At September 27, 1997, the Company had unfilled customer orders of approximately $135.8 million. All of such orders are scheduled for shipment in Fiscal 1998. At September 28, 1996, the Company had unfilled customer orders of approximately $117.9 million. Fulfillment of orders is affected by a number of factors, including revisions in the scheduling of manufacture and shipment of the product which, in some instances, depends on the demands of the retail consumer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful, and the level of unfilled orders at any given time may not be indicative of eventual actual shipments.


Reorganization

         The Company was founded in 1927 under the name Tropical Garment Manufacturing Company. In 1989, the Company was acquired by William W. Compton, Michael Kagan and a predecessor in interest to Accel, S.A. de C.V., a Mexican Corporation ("Accel"), and Shakale Internacional, S.A., a corporation organized under the laws of Costa Rica ("Shakale"), through the purchase of the Company's outstanding capital stock by Tropical Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Apparel International Group, Inc., a Delaware corporation. On August 22, 1997, Apparel International Group, Inc. was merged into Tropical Sportswear Int'l Corporation, a Florida corporation incorporated on January 27, 1997. On October 23, 1997, the Company and Tropical Acquisition Corporation were merged into Tropical Sportswear Int'l Corporation, which became the Company.


Executive Officers of the Registrant

         The following table provides the names and ages of the Company's executive officers, and the positions and offices currently held by each of them:


Name                              Age                  Position(s)
----                              ---                  -----------
William W. Compton                53         Chairman of the Board, Chief Executive Officer and Director
Richard J. Domino                 48         President
Michael Kagan                     58         Executive Vice President, Chief Financial Officer,
                                              Treasurer, Secretary and Director

         William W. Compton has served as Chairman of the Board, Chief Executive Officer and a Director of the Company since November 1989. He also served as President of the Company from November 1989 to November 1994. Mr. Compton has over 28 years of experience in the apparel industry. Prior to joining the Company, he served as President and Chief Operating Officer of Munsingwear, Inc., an apparel manufacturer and marketer, President/Executive Vice President of Corporate Marketing for five apparel divisions of McGregor/Faberge Corporation and President, U.S.A. and a director of Farah Manufacturing Corporation, a men's apparel manufacturer. Mr. Compton currently serves on the Board of Directors of the Brigham Young University Marriott School of Management.

         Richard J. Domino joined the Company in 1988 and has served as President of the Company since November 1994. Mr. Domino served as Senior Vice President of Sales and Marketing from January 1994 to October 1994 and Vice President of Sales from December 1989 to December 1993. He has over 23 years experience in apparel-related sales and marketing. Before joining the Company, Mr. Domino was employed by Thompson Sportswear, Inc., a men's apparel manufacturer and marketer, as its Sales Manager for the Northwest Territory, and by Haggar Corp., a men's apparel manufacturer and marketer, as its New Jersey Salesman.

         Michael Kagan has served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since November 1989. Mr. Kagan has more than 30 years experience in the apparel industry. Prior to joining the Company, Mr. Kagan served as Senior Vice

President of Finance for Munsingwear, Inc. and as Executive Vice President and Chief Operating Officer of Flexnit Company, Inc., a manufacturer of women's intimate apparel.


ITEM 2.  PROPERTIES

         The Company's corporate headquarters, cutting and warehouse facilities are situated on over 18 acres in Tampa, Florida and are owned by the Company. The Company has recently completed an approximately 110,000 square foot state-of-the-art cutting facility to provide an environment that will increase efficiencies and accommodate the Company's increasing volume. The new facility is located adjacent to the Company's administration and distribution facility (approximately 190,000 square feet). During Fiscal 1997, the Company's cutting, and labeling, packaging and shipping facilities operated at approximately 65% of capacity. During Fiscal 1998, the Company anticipates spending approximately $410,000 to add a third Gerber cutter and up to $5.0 million to upgrade its existing computer system. The Company's facilities are subject to a mortgage securing the Loan Agreement, which had an outstanding balance of $9.8 million at September 27, 1997. The Company also leases approximately 4,000 square feet of showroom offices in New York City. This lease expires in April 2004. The Company believes that its existing facilities are adequate to meet its current and foreseeable needs. The Company also believes its existing facilities are well maintained and in good operating condition. (See Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources)


ITEM 3.  LEGAL PROCEEDINGS

                  On March 21, 1997, Levi Strauss & Co. brought suit against the Company in U.S. District Court for the Northern District of California. The complaint alleges, among other things, that the Company's Flyers(TM) trademark and certain trade dress used in the labeling and packaging of the Company's Flyers(TM) and Bay to Bay(R) products infringe upon certain of plaintiff's proprietary trademark and trade dress rights in violation of the federal
Lanham Act and California law. The complaint seeks injunctive relief, as well as treble damages and attorneys' fees. The Company has also received notice that plaintiff intends to seek to amend its complaint to allege that certain trade dress used in the labeling and packaging of the Company's licensed Bill Blass(R) brand dress slack also infringes upon certain of plaintiff's proprietary trade dress rights. Although the outcome of the litigation cannot be determined at this time and the Company would consider reasonable settlement opportunities, the Company currently intends to vigorously defend against such allegations. Nevertheless, in an attempt to limit the Company's liability, if any, with respect to such alleged infringement, the Company has unilaterally altered the trademark and trade dress which are currently the subject of this litigation.

         On July 3, 1997, Out-of-Mexico Apparel, Ltd. brought suit against the Company in California Superior Court for, among other things, breach of contract, breach of an implied covenant of good faith and fair dealing, and violation of the California Unfair Business Practices Act. The complaint alleges that the Company entered into contracts for the manufacture of apparel with certain manufacturers in contravention of a customer non-disclosure and non-circumvention agreement between Out-of-Mexico Apparel, Ltd. and the Company. The complaint seeks compensatory damages and prejudgment interest, punitive damages and the costs of suit. Although the outcome of the litigation cannot be determined at this time and the Company would consider reasonable settlement opportunities, the Company intends to vigorously defend against such allegations.

         The Company is not involved in any other legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's business or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on The Nasdaq Stock Market's National Market System under the symbol "TSIC" since its initial public offering on October 28, 1997. The initial public offering price of the Common Stock was $12.00 per share. Prior to such time, there was no established public trading market for the Company's Common Stock. At December 8, 1997 there were approximately 1,500 beneficial holders of the Company's Common Stock.

         The transfer agent for the Common Stock is Firstar Trust Company, Milwaukee, Wisconsin

         The Company has not declared or paid any cash dividends on the Common Stock since 1989. The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate declaring or paying any cash dividends in the foreseeable future. Moreover, the Credit Agreement contains a covenant expressly prohibiting the payment of any cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data (in thousands, except share and per share data) are derived from the consolidated financial statements of the Company for each of the five years in the period ended September 27, 1997. These consolidated financial statements have been audited and reported upon by Ernst & Young LLP, independent certified public accountants.

                                                             FISCAL YEAR ENDED
                               ------------------------------------------------------------------------
                               SEPTEMBER 27,  SEPTEMBER 28,   SEPTEMBER 30,   OCTOBER 1,     OCTOBER 2,
                                  1997           1996            1995           1994           1993
                                  ----           ----            ----           ----           ----
STATEMENT OF INCOME DATA:

Net sales                    $  151,692     $  117,355      $  110,064     $  100,359    $   74,271
Gross profit                     36,055         26,223          22,206         24,682        16,545
Selling, general and
   administrative expenses       19,443         15,189          15,060         14,291        11,071
Operating income                 16,612         11,034           7,146         10,391         5,474
Interest expense                  2,899          2,498           3,160          2,115         1,644
Income before income taxes       13,176          7,916           2,985          8,591         2,314
Net income                        8,269          5,171           2,160          4,978         1,368
Net income per common share        1.37            .86             .36            .83           .23
Weighted average number of
   shares used in the
   calculation(1)             6,015,000      6,015,000       6,015,000      6,015,000     6,015,000


                                                                    AT
                              --------------------------------------------------------------------------
                              SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 30,    OCTOBER 1,     OCTOBER 2,
                                  1997           1996            1995           1994          1993
                                  ----           ----            ----           ----          ----
BALANCE SHEET DATA:

Working capital                 $30,234        $25,483         $31,655        $23,600       $ 4,714
Total assets                     69,658         63,415          55,237         52,023        41,522
Long-term debt, including
 current maturities              24,055         24,162          27,175         20,973         1,677
Shareholders' equity             26,651         18,382          13,211         11,051         6,073


(1) Computed on the basis described in Notes to Consolidated Financial
Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company manages the production of substantially all of its products utilizing Company-owned facilities in Tampa, Florida and independent assembly manufacturers located in the Dominican Republic and Mexico. The Company also sources a limited volume of finished goods from independent suppliers. For goods assembled by independent manufacturers, the Company purchases and inventories all of its raw materials and cuts its fabric in the Tampa cutting facility based on customer orders. The Company ships cut fabric parts and other product components via common carrier to the independent manufacturers, who assemble components into finished garments (except for labeling and packaging) and perform certain finishing processes. The Company pays its independent manufacturers based on a specified unit price for actual first-quality units produced. Accordingly, a substantial portion of the Company's production labor and overhead is variable. The Company has no material contractual arrangements with its manufacturers. The Company ships assembled goods from the Dominican Republic and Mexico to its Tampa distribution center via common carrier. Upon receipt of a customer order confirmation, the Company attaches designated labels and point-of-sale packaging and ships orders to customers.

         The apparel retail market experienced a down cycle during Fiscal 1995 and early Fiscal 1996, with a recovery beginning in the second quarter of Fiscal 1996. The Company observed this weakening apparel market and, as a result, began to reduce its inventories. In Fiscal 1995 and the first quarter of Fiscal 1996, the Company experienced significant order cancellations. In an effort to control the cost of rising inventories and in anticipation of a continued weak retail market, the Company offered products at amounts below normal selling prices and, in some cases, below cost. In addition, the Company recorded markdown reserves for remaining excess inventory. The weak retail market resulted in only small sales increases from Fiscal 1995 to Fiscal 1996. In addition, the Company's gross margin weakened in Fiscal 1995 but improved slightly in Fiscal 1996. The Company believes that historical market conditions resumed in 1997.

         The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto.

RESULTS OF OPERATION

         The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of operations expressed as a percentage of net sales:


                                                                   YEAR  ENDED
                                                -------------------------------------------------
                                                SEPTEMBER 27,     SEPTEMBER 28,     SEPTEMBER 30,
                                                    1997              1996             1995
                                                -------------------------------------------------
Net sales                                         100.0%            100.0%             100.0%
Cost of goods sold                                 76.2              77.7               79.8
                                                  -----             -----              -----
Gross profit                                       23.8              22.3               20.2
Selling, general and
  administrative expenses                          12.8              12.9               13.7
                                                  -----             -----              -----
Operating income                                   11.0               9.4                6.5
Interest expense                                    1.9               2.1                2.9
Factoring expense                                   0.3               0.3                0.6
Other expense, net                                  0.1               0.3                0.3
                                                  -----             -----              -----
Income before income taxes                          8.7               6.7                2.7
Provision for income taxes                          3.2               2.3                 .7
                                                  -----             -----              -----
Net income                                          5.5%              4.4%               2.0%
                                                  =====             =====              =====


FISCAL 1997 COMPARED TO FISCAL 1996

         Net Sales. Net sales for Fiscal 1997 were $151.7 million as compared to $117.4 million for Fiscal 1996, an increase of $34.3 million, or 29.3%. This increase was attributable to a 27% increase in the number of units shipped and a 2% increase in the average selling price per unit. These increases were primarily the result of increased market penetration and brand acceptance.

         Gross Profit. Gross profit for Fiscal 1997 was $36.1 million, or 23.8% of net sales, as compared with $26.2 million, or 22.3% of net sales, for Fiscal 1996. The increase in gross profit percentage resulted primarily from a significant reduction in the level of markdowns. During the first several weeks of Fiscal 1996, a significant number of orders were canceled due to the soft retail market experienced by most major retailers. In an effort to control the cost of rising inventories and in anticipation of a continued weak retail market, the Company sold products below its normal selling prices and in some cases below its cost. Also, the Company recorded additional markdown allowances for any remaining excess inventory. During the latter part of Fiscal 1996, the retail market strengthened and the level of markdowns decreased significantly. This trend continued during Fiscal 1997 and the gross profit percentage returned to historical levels.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for Fiscal 1997 were $19.4 million, or 12.8% of net sales, as compared to $15.2 million, or 12.9% of net sales, for Fiscal 1996. The increase in selling, general and administrative expenses was principally due to the overall increase in the level of operations of the Company. The principal components of the increase included $590,000 in distribution center labor, $370,000 in depreciation and occupancy costs related to the Company's new distribution center, $520,000 in commissions and selling costs, $450,000 in information technology costs, $515,000 in merchandising costs, $330,000 in certain legal expenses, and $330,000 in bad debts related to a customer bankruptcy.

         Interest Expense. Interest expense for Fiscal 1997 was $2.9 million as compared to $2.5 million for Fiscal 1996. The increase in interest expense was the result of higher average outstanding borrowings, offset in part by a lower average interest rate due to a re-negotiation of the Credit Agreement in November 1996.

         Factoring Expense. Factoring expense was $0.5 million for Fiscal 1997 and $0.4 million for Fiscal 1996, or .3% of sales for both years.

         Income Taxes. The Company's effective income tax rate for Fiscal 1997 was 37.2% as compared with 34.7% in the comparable period in Fiscal 1996. The increase in the effective rate for Fiscal 1997 was primarily due to the Company receiving in Fiscal 1996 a benefit for previously unrecognized losses of an international subsidiary, which was closed in Fiscal 1995.

         Net Income. As a result of the above factors, net income for Fiscal 1997 was $8.3 million, or 5.5% of net sales, as compared to $5.2 million, or 4.4% of net sales, for Fiscal 1996.


FISCAL 1996 COMPARED TO FISCAL 1995

         Net Sales. Net sales for Fiscal 1996 were $117.4 million as compared to net sales of $110.1 million for Fiscal 1995, an increase of $7.3 million, or 6.6%. The increase was primarily the result of a 5.8% increase in the average selling price per unit. The provision for returns and allowances was $3.0 million in Fiscal 1996, which was consistent with the $3.1 million for Fiscal 1995. During the last three quarters of Fiscal 1996, the retail market strengthened and the Company was able to significantly reduce the level of markdown and close out sales experienced during Fiscal 1995 and the first quarter of Fiscal 1996.

         Gross Profit. Gross profit for Fiscal 1996 was $26.2 million, or 22.3% of net sales, as compared to $22.2 million, or 20.2% of net sales, during Fiscal 1995. The increase in gross profit percentage was primarily attributable to an increase in the average selling price per unit without a corresponding increase in the average cost per unit. As a result of a progressive weakening of the retail market in 1995, the Company sold selected products at selling prices below normal sales prices. These markdowns were concentrated in the first quarter of Fiscal 1996 when a significant number of orders was canceled. In limited cases, to control the costs of rising inventories, the Company sold products at prices that were below its costs. Also, the Company recorded additional markdown allowances for any remaining excess inventory. The provision recorded by the Company for such losses increased from $468,000 in Fiscal 1995 to $798,000 in Fiscal 1996. In addition, during Fiscal 1995, the Company incurred increased labor expense, including significant overtime, due to a shift toward smaller individual orders from customers. During the latter part of Fiscal 1996, order sizes returned to historical levels, which increased the average order size and led to a favorable impact on gross profit.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for Fiscal 1996 were $15.2 million, or 12.9% of net sales, as compared to $15.1 million, or 13.7% of net sales, for Fiscal 1995. Selling, general and administrative expenses as a percentage of net sales decreased slightly due to the Company's ability to leverage certain fixed overhead costs against the increased level of sales.

         Interest Expense. Interest expense for Fiscal 1996 was $2.5 million as compared to $3.2 million for Fiscal 1995. The decrease was due principally to lower average outstanding borrowings resulting from the reduction of working capital requirements, caused primarily by the reduction in average inventory levels throughout the year.

         Factoring Expense. Factoring expense for Fiscal 1996 was $0.4 million, or 0.3% of net sales, as compared to $0.7 million, or 0.6% of net sales, for Fiscal 1995. The decrease was primarily the result of a more favorable factoring arrangement entered into in October 1995.

         Income Taxes. The Company's effective income tax rate for Fiscal 1996 was 34.7% as compared with 27.6% for Fiscal 1995. The lower effective rate during Fiscal 1995 was primarily the result of the Company receiving the benefit of previously unrecognized losses of an international subsidiary. The company decided to cease the operation of this subsidiary in September 1995. Prior to this decision, these losses were not deductible for U.S. income tax purposes.

         Net Income. As a result of the above factors, net income for Fiscal 1996 was $5.2 million, or 4.4% of net sales, as compared to $2.2 million, or 2.0% of net sales, for Fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements have been the funding of the growth in operations and capital expenditures. The Company has historically financed its growth in sales and the resulting increase in inventory and receivables through a combination of operating cash flow and borrowings under its Credit Agreement.

         During Fiscal 1997, the Company generated $7.0 million of cash from operations. This was primarily the result of net income of $8.3 million and a decrease in inventories of $1.9 million, offset by an increase in accounts receivable of $5.1 million and a decrease in accounts payable of $1.1 million. The increase in accounts receivable was primarily the result of a 17% increase in net sales in the fourth quarter of Fiscal 1997 as compared to the fourth quarter of Fiscal 1996. The decreases in accounts payable and inventories were primarily due to a seasonal reduction in production activity.

         The Company's Credit Agreement consists of a $40 million revolving credit line (the "Facility"), a $3 million term note and a $5 million equipment loan facility. The amount available for borrowing under the Facility is determined pursuant to a formula based upon the levels of qualifying accounts receivable and eligible inventory, subject to the $40 million maximum ($5.5 million of which can be utilized for the issuance of letters of credit). As of September 27, 1997, $12.1 million and $2.4 million were outstanding under the Facility and the equipment loan facility, respectively. The term note had no outstanding balance. As of September 27, 1997, the Company had approximately $17.1 million and $2.0 million available for additional borrowings under the Facility and the equipment loan facility, respectively. No additional borrowings are available under the term note. The Credit Agreement expires on October 31, 1998.

         The Company has historically financed its capital expenditures through a combination of operating cash flow and long-term borrowings. Capital expenditures were $5.2 million and $10.1 million for Fiscal 1997 and Fiscal 1996, respectively. During Fiscal 1996 the Company spent $6.2 million to acquire the building and land in Tampa, Florida which houses the distribution and administration functions as well as additional adjacent property for the purpose of constructing an approximately 110,000 square foot cutting facility. During Fiscal 1997, the cutting facility was completed at a cost of $5.4 million. The resulting consolidated administration, distribution and cutting facilities are expected to increase efficiencies and accommodate anticipated increases in volume. The building and land acquisitions and construction of the new cutting facility were financed primarily through a new construction loan (the "Loan Agreement"). During Fiscal 1997, the Company converted borrowings under the Loan Agreement to a ten-year term loan, having a 19-year amortization period. As of September 27, 1997 and September 28, 1996 outstanding borrowings under the Loan Agreement amounted to $9.8 million and $6.3 million, respectively.

         During Fiscal 1998, the Company anticipates spending approximately $410,000 to add a third Gerber cutter and up to $5.0 million to upgrade or replace certain of its existing computer systems, computer hardware and software, and for consulting and training relating to the new systems. The new or upgraded systems will, among other things, address problems associated with the fact that certain of the Company's existing systems were designed and developed without considering the impact of the upcoming change in the century and, thus, use only two digits to identify the year in the date field (the so-called "Year 2000 Problem"). Although the Company does not intend to cease operations of its existing systems until the new or upgraded systems are functional, if the Company were to encounter unforseen difficulties or delays in implementing these new or upgraded computer systems, such difficulties or delays could have a material adverse affect on the Company's business and results of operations.

         The Company's credit agreements contain significant financial and operating covenants, including requirements that the Company maintain minimum net worth levels and certain financial ratios, prohibitions on the ability of the Company to incur certain additional indebtedness or to pay dividends, and restrictions on its ability to make capital expenditures. The Company is currently in compliance with all covenants under its credit agreements.

         Pursuant to a factoring agreement (the "Factoring Agreement"), the Company factors substantially all of its accounts receivable. The Factoring Agreement provides that the factor will pay the Company an amount equal to the gross amount of the Company's accounts receivable from customers reduced by certain offsets, including among other things, discounts, returns and a commission payable by the Company to the factor. The commission equals 0.30% of the gross amount factored. For Fiscal 1997 and Fiscal 1996, the Company paid commissions to the factor aggregating $505,000 and $373,000, respectively. The factor subjects all sales to its credit review process and assumes 99.85% of the credit risk for amounts factored pursuant to the Factoring Agreement. In Fiscal 1997, additional credit risk was assumed by the Company for a specific customer under a separate letter agreement with the factor. This agreement expired during Fiscal 1997. Funds are transferred to reduce outstanding borrowings under the Credit Agreement once payment is received from the factor. The factor pays the Company the receivable amount upon the earlier of (i) receipt by the factor of payment from the Company's customer or (ii) 120 days past the due date for such payment. The Factoring Agreement expires on September 30, 1998.

         At September 27, 1997 and at September 28, 1996, the Company had working capital of $30.2 million and $25.5 million, respectively. The increase in working capital was due primarily to a $5.1 million increase in accounts receivable, a $1.1 million reduction in accounts payable and a $1.3 million reduction in current installments of long-term debt and obligations under capital lease, offset, in part, by a $1.9 million reduction in inventories. The Company expects its working capital needs will continue to fluctuate based on seasonal increases in sales and accounts receivable and seasonal decreases in trade accounts payable.

         The Company received $17.9 million in proceeds from its initial public offering in October 1997. Of the proceeds, $3.9 million was used to redeem the Company's preferred stock, $10.6 million was used to reduce amounts outstanding under the Facility and the remainder was invested for use in operations.

         The Company believes that the combination of existing working capital, funds anticipated to be generated from operating activities and the borrowing availability under the current and anticipated credit agreements will be sufficient to fund both its short-term and long-term capital and liquidity needs.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. The overall objective of Statement 128 is to simplify the calculation of earnings per share ("EPS") and achieve comparability with the recently issued International Accounting Standard No. 33, Earnings Per Share. Statement 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. The new standard, which will be implemented by the Company in the first thirteen weeks of Fiscal 1998, is not expected to have a significant impact on the Company's EPS.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is contained in pages 24 through 39 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for by this Item, with respect to Directors, will be contained in, and is incorporated by reference to, the proxy statement for the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about December 29, 1997. The information called for by this Item, with respect to Executive Officers, is set forth in Item 1 of this report under the caption "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION.

         The information called for by this Item will be contained in, and is incorporated by reference to, the proxy statement for the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about December 29, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this Item will be contained in, and is incorporated by reference to, the proxy statement for the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about December 29, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this Item will be contained in, and is incorporated by reference to, the proxy statement for the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about December 29, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(A) 1.   INDEX TO FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

(A) 2.   FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts

(A) 3.   EXHIBITS

         The Index to Exhibits attached hereto lists the exhibits that are filed as part of this report.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year covered by this report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS
TROPICAL SPORTSWEAR INT'L CORPORATION

         We have audited the accompanying consolidated balance sheets of Tropical Sportswear Int'l Corporation as of September 27, 1997 and September 28, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 27, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tropical Sportswear Int'l Corporation at September 27, 1997 and September 28, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         ERNST & YOUNG LLP


TAMPA, FLORIDA
November 5, 1997

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                               SEPTEMBER 27,              SEPTEMBER 28,
                                                                   1997                       1996
                                                               ------------               -------------
ASSETS

Current assets:
    Cash                                                           $   116                   $   261
    Accounts receivable                                             24,981                    20,197
    Inventories                                                     21,351                    23,282
    Deferred income taxes                                            1,495                     1,816
    Prepaid income taxes                                                --                       269
    Prepaid expenses                                                   812                       163
                                                                   -------                   -------
         Total current assets                                       48,755                    45,988
Property and equipment                                              25,245                    20,145
Less accumulated depreciation and amortization                       4,962                     3,475
                                                                   -------                   -------
                                                                    20,283                    16,670
Other assets                                                           227                       350
Excess of cost over fair value of net assets of acquired
    subsidiary less accumulated amortization of
    $82 at September 1997 and $68 at September 1996                    393                       407
                                                                   -------                   -------

Total assets                                                       $69,658                   $63,415
                                                                   =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $12,828                   $13,949
    Accrued expenses                                                 2,322                     1,581
    Accrued incentive compensation                                   1,934                     2,365
    Income taxes payable                                               102                        --
    Current installments of long-term debt                             801                     2,155
    Current installments of obligations under capital leases           534                       455
                                                                   -------                   -------
             Total current liabilities                              18,521                    20,505
Long-term debt                                                      23,442                    23,676
    Obligations under capital leases                                   613                       486
    Deferred income taxes                                              431                       366
    Commitments and contingencies
Shareholders' equity:
    Preferred stock, $100 par value; 10,000,000 shares
      authorized; 38,630 shares issued and outstanding              3,863                     3,863
    Common stock, $.01 par value; 50,000,000 shares
      authorized; 6,000,000 shares issued and outstanding               60                        60
    Retained earnings                                               22,728                    14,459
                                                                   -------                   -------
             Total shareholders' equity                             26,651                    18,382
                                                                   -------                   -------
Total liabilities and shareholders' equity                         $69,658                   $63,415
                                                                   =======                   =======

                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         YEAR  ENDED
                                                      --------------------------------------------------
                                                        SEPTEMBER 27,     SEPTEMBER 28,    SEPTEMBER 30,
                                                            1997               1996             1995
                                                      ---------------------------------------------------

Net sales                                               $  151,692        $   17,355       $  110,064
Cost of goods sold                                         115,637            91,132           87,858
                                                        ----------        ----------       ----------
Gross profit                                                36,055            26,223           22,206
Selling, general and administrative expenses                19,443            15,189           15,060
                                                        ----------        ----------       ----------
Operating income                                            16,612            11,034            7,146
Other expense:
    Interest                                                 2,899             2,498            3,160
    Factoring                                                  505               373              708
    Other, net                                                  32               247              293
                                                        ----------        ----------       ----------
                                                             3,436             3,118            4,161
                                                        ----------        ----------       ----------
Income before income taxes                                  13,176             7,916            2,985
Provision for income taxes                                   4,907             2,745              825
                                                        ----------        ----------       ----------
Net income                                              $    8,269        $    5,171       $    2,160
                                                        ==========        ==========       ==========


Net income per common share                             $     1.37        $     0.86            $0.36
                                                        ==========        ==========       ==========

Weighted average number of shares
    used in the calculation                              6,015,000         6,015,000        6,015,000



                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      PREFERRED STOCK               COMMON STOCK
                                      ---------------               ------------         RETAINED
                                     SHARES      AMOUNT           SHARES     AMOUNT      EARNINGS      TOTAL
                                    -------      ------           ------     ------      --------      -----

Balance at October 1, 1994                39     $ 3,863          6,000       $  60      $   7,128    $ 11,051

     Net income                           --          --             --          --          2,160       2,160
                                    --------     -------          -----       -----      ---------    --------

Balance at September 30, 1995             39       3,863          6,000          60          9,288      13,211

     Net income                           --          --             --          --          5,171       5,171
                                    --------     -------          -----       -----      ---------    --------
Balance at September 28, 1996             39       3,863          6,000          60         14,459      18,382

     Net income                           --          --             --          --          8,269       8,269
                                    --------     -------          -----       -----      ---------    --------

Balance at September 27, 1997             39     $ 3,863          6,000       $  60      $  22,728    $ 26,651
                                    ========     =======          =====       =====      =========    ========



                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR  ENDED
                                                --------------------------------------------------------
                                                       SEPTEMBER 27,     SEPTEMBER 28,    SEPTEMBER 30,
                                                            1997             1996             1995
                                                --------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $ 8,269         $   5,171         $  2,160
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  (Gain) loss on disposal of property and equipment            (6)              152              215
  Depreciation and amortization                             2,121             1,431            1,226
  Provision for doubtful accounts                             331                --               --
  Deferred income taxes                                       386              (204)             327
  Changes in operating assets and liabilities:
    (Increase) decrease in assets:
         Accounts receivable                               (5,115)              704           (3,396)
         Inventories                                        1,931              (848)           1,060
         Prepaid income taxes                                 269               898           (1,167)
         Prepaid expenses and other assets                   (526)             (119)              94
    Increase (decrease) in liabilities:
         Accounts payable                                  (1,121)            3,863           (4,476)
         Accrued expenses                                     741               (73)             689
         Accrued incentive compensation                      (431)            1,576             (758)
         Income taxes payable                                 102                --             (732)
                                                         --------         ---------         ---------
Net cash provided (used) by operating activities            6,951            12,551           (4,758)

INVESTING ACTIVITIES
Capital expenditures                                       (5,162)          (10,119)          (1,467)
Proceeds from sale of property and equipment                   78               234               39
                                                         --------         ---------         --------
Net cash used by investing activities                      (5,084)           (9,885)          (1,428)

FINANCING ACTIVITIES
Proceeds of long-term debt                                  4,676             7,330              803
Principal payments of long-term debt                       (3,253)           (1,628)          (1,750)
Principal payments of capital leases                         (424)             (500)            (540)
Net proceeds from (repayment of) long-
  term revolving credit line borrowings                    (3,011)           (7,675)           7,333
                                                         --------         ----------        --------
 Net cash provided (used) by financing activities          (2,012)           (2,473)           5,846
                                                         ---------        ----------        --------

Net increase (decrease) in cash                              (145)              193             (340)
Cash at beginning of year                                     261                68              408
                                                         --------         ---------         --------
Cash at end of year                                      $    116         $     261         $     68
                                                         ========         =========         ========


                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED SEPTEMBER 27, 1997
                                 (IN THOUSANDS)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Tropical Sportswear Int'l Corporation (the Company) and its wholly-owned subsidiary, Apparel Network Corporation (see Note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

The Company's principal line of business is the marketing, design, manufacture and distribution of men's casual pants and shorts. The principal markets for the Company include major retailers within the United States. The Company subcontracts the assembly of substantially all of its products with independent manufacturers in the Dominican Republic and Mexico and, at any point in time, a majority of the Company's work-in-process inventory is located in those countries.

ACCOUNTING PERIOD

The Company operates on a 52/53 week annual accounting period ending on the Saturday nearest September 30th. Each of the years ended September 27, 1997, September 28, 1996, and September 30, 1995 contains 52 weeks.

NET INCOME PER SHARE

Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares issued by the Company at prices below the public offering price during the period beginning one year prior to the filing date of the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). The overall objective of Statement 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with the recently issued International Accounting Standard No. 33, Earnings Per Share. Statement 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. Adoption of the new standard will have no material impact on the Company's EPS for the periods presented herein.

REVENUE RECOGNITION

Based on its terms of F.O.B. shipping point, the Company records sales upon the shipment of finished product to the customer.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company records provisions for markdowns and losses on excess and slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company primarily uses straight-line depreciation methods over periods that approximate the assets' estimated useful lives.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF ACQUIRED SUBSIDIARY

The excess of cost over fair value of net assets of the acquired subsidiary is amortized on the straight-line basis over a period of 40 years.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from the estimates.

FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts receivable, accounts payable, long-term debt and obligations under capital leases. The carrying amount of these financial instruments approximate their fair value.

STATEMENT OF CASH FLOWS

Supplemental cash flow information:


                                                                       YEAR  ENDED
                                                ---------------------------------------------------
                                                  SEPTEMBER 27,     SEPTEMBER 28,    SEPTEMBER 30,
                                                      1997               1996             1995
                                                ---------------------------------------------------

         Cash paid for:
         Interest                                    $2,937            $2,439           $3,160
         Income taxes                                 4,150             2,051            2,373

Supplemental disclosure of non-cash investing and financing activities:

         Capital lease obligations of $630 and $349 were incurred when the Company entered into leases for new equipment in the years ended September 27, 1997 and September 30, 1995 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). This pronouncement requires impairment losses to be recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted the provisions of SFAS 121 during Fiscal 1996 with no impact on the financial statements.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                                                 SEPTEMBER 27,     SEPTEMBER 28,
                                                                      1997              1996
                                                                 -------------------------------
       Receivable from factor                                       $24,631           $19,627
       Receivable from trade accounts                                   997             1,094
       Reserve for returns and allowances and bad debts                (647)             (524)
                                                                    -------           -------
                                                                    $24,981           $20,197
                                                                    =======           =======

On October 1, 1995, the Company entered into a factoring agreement whereby substantially all of the Company's trade receivables are assigned on an ongoing basis, without recourse, except for credit losses on the first .15% of amounts factored. The factoring agreement is with a national company which, in management's opinion, is highly creditworthy. The purchase price of each receivable is the net face amount, less a factoring discount of .30%. Prior to October 1, 1995, the Company factored its trade receivables without recourse and under this agreement, the purchase price of each receivable was the net face amount less a factoring discount of .65%.


3.  INVENTORIES

Inventories consist of the following:

                                                                 SEPTEMBER 27,     SEPTEMBER 28,
                                                                     1997               1996
                                                                 -------------------------------

         Raw materials                                              $ 2,255           $ 2,399
         Work in process                                              5,617             5,946
         Finished goods                                              13,479            14,937
                                                                    -------           -------
                                                                    $21,351           $23,282
                                                                    =======           =======

The Company has made provisions for inventory loss of approximately $2,200, $2,200 and $1,780 at September 27, 1997, September 28, 1996 and September 30, 1995, respectively, to reflect a write down of excess and slow-moving inventory to net realizable value.


4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                        SEPTEMBER 27,     SEPTEMBER 28,       LIFE
                                                             1997             1996           (YEARS)
                                                        -------------------------------      -------

         Land                                              $3,976           $ 3,976            --
         Land improvements                                  1,581                 6            15
         Building and improvements                          9,317             6,243           39.5
         Machinery and equipment                           10,313             7,824            3-7
         Leasehold improvement                                 58                64          15-39.5
         Construction in progress                              --             2,032            --
                                                          -------           -------
                                                          $25,245           $20,145
                                                          =======           =======


During the years ended September 27, 1997 and September 28, 1996, the Company capitalized $72 and $71 of interest expense, respectively.

5.  DEBT

Long-term debt consists of the following:

                                                                 SEPTEMBER 27,    SEPTEMBER 28,
                                                                     1997              1996
                                                                 ---------------------------------
         Note payable to former owners                              $    --           $ 1,827
         Revolving credit line                                       12,135            15,147
         Equipment loan facility                                      2,354             1,557
         Term note                                                       --             1,000
         Construction and term loan                                   9,754             6,292
         Other notes payable                                             --                 8
                                                                    -------           -------
                                                                     24,243            25,831
         Less current maturities                                        801             2,155
                                                                    -------           -------
                                                                    $23,442           $23,676
                                                                    =======           =======

The note payable to former owners (the Acquisition Note) was issued on July 8, 1994 in conjunction with the settlement of the final purchase price to be paid for the Company. The Acquisition Note bears no interest and is, therefore, recorded at its net present value using a discount rate of 9%. The outstanding face value amounted to $2,000 as of September 28, 1996. The Acquisition Note was repaid on January 31, 1997.

On September 28, 1994, the Company entered into a secured revolving credit and term loan agreement (the Credit Agreement). The Credit Agreement, as amended, consists of a $40,000 revolving credit line ($5,500 of which can be utilized for letters of credit), a $3,000 term note and a $5,000 equipment loan facility. The Credit Agreement expires on October 31, 1998, at which time any outstanding balances become due. Borrowings under the revolving credit line are limited to the lesser of $40,000 or qualifying accounts receivable and eligible inventory. Available borrowings under the revolving credit line were approximately $17,056 and $7,233 at September 27, 1997 and September 28, 1996, respectively. The revolving credit line bears interest at a variable rate of prime or LIBOR plus an applicable margin (8.70% and 8.75% at September 27, 1997 and September 28, 1996, respectively).

The equipment loan facility is payable in monthly installments of $31 and bears interest at a variable rate of prime or LIBOR plus an applicable margin (8.46% and 8.41% at September 27, 1997 and September 28, 1996, respectively). Available borrowings under the equipment loan facility were approximately $1,990 and $3,400 at September 27, 1997 and September 28, 1996, respectively.

The term note is payable in monthly installments of $83 and bears interest at prime plus an applicable margin (10.25% and 11.0% at September 27, 1997 and September 28, 1996, respectively). No additional borrowings are available under the term note.

On May 7, 1996, the Company entered into a construction and term loan agreement (the Loan Agreement). The Loan Agreement consists of a $9,600 construction loan, which is secured by a mortgage. The construction loan was utilized to purchase the Company's previously leased operating facility and to finance the construction of a new adjacent cutting facility. Interest is payable monthly at prime plus an applicable margin (8.75% at September 28, 1996). On July 18, 1997, the construction loan was converted to a $9,800 term loan which will mature on May 7, 2006. Principal and interest at 8.88% are due monthly based on a 19-year amortization.

The Company's debt agreements contain certain covenants, the most restrictive of which are as follows: (i) maintenance of consolidated net worth at specified levels, (ii) achievement of specified adjusted net earnings from operations,
(iii) maintenance of debt service coverage ratio at specified levels, (iv) limitations on annual capital expenditures, (v) limitations on liens, and
(vi) prohibition of the payment of dividends. The Company is in compliance with all such covenants. The Credit Agreement is secured by substantially all of the assets of the Company.

The scheduled maturities of long-term debt as of September 27, 1997 are as follows:


               FISCAL YEAR                 AMOUNT
               -----------                 ------

               1998                          $801
               1999                        14,105
               2000                           236
               2001                           261
               2002                           286
               Thereafter                   8,554

6.  LEASES

The Company leases administrative facilities and certain equipment under non-cancelable leases. Future minimum lease payments under operating leases and the present value of future minimum capital lease payments as of September 27, 1997 are:


                                                          OPERATING             CAPITAL
         FISCAL YEAR                                       LEASES               LEASES
         -----------                                       ------               ------
         1998                                              $  308               $  601
         1999                                                 239                  375
         2000                                                 231                  132
         2001                                                 192                  132
         2002                                                 144                   66
         Thereafter                                           207                   --
                                                           ------               ------
           Total minimum lease payments                    $1,321                1,306
                                                           ======
         Less amount representing interest                                         159
                                                                                ------
         Present value of minimum capital lease payments                         1,147
         Less current installments                                                 534
                                                                                ------
                                                                                $  613
                                                                                ======

The following summarizes the Company's assets under capital leases:

                                                                 SEPTEMBER 27,    SEPTEMBER 28,
                                                                     1997             1996
                                                                 -------------    -------------
         Machinery and equipment                                    $2,893            $2,253
         Accumulated amortization                                    1,588             1,242

Amortization of assets under capital leases has been included in depreciation.

Total rental expense for operating leases for the years ended September 27, 1997, September 28, 1996, and September 30, 1995 was approximately $465, $859, and $982, respectively.


7.  CLOSURE OF INTERNATIONAL SUBSIDIARY

In September 1995, a decision was made to close the Company's international subsidiary, Confecciones Siglo, S.A., and, at September 30, 1995, the Company had accrued $500 for costs associated with the closing. These costs included employee severance, relocation of certain equipment and estimated losses on disposals of property and equipment. During Fiscal 1996, the assets of the subsidiary were liquidated.

8.  INCOME TAXES

The provision for income taxes consists of the following:


                                                                       YEAR ENDED
                                                     ---------------------------------------------------
                                                     SEPTEMBER 27,       SEPTEMBER 28,    SEPTEMBER 30,
                                                          1997                1996             1995
                                                     ---------------------------------------------------
         Current:
         Federal                                         $4,143             $2,713              $375
         State                                              378                236               123
                                                         ------             ------              ----
                                                          4,521              2,949               498
         Deferred expense (benefit):
         Federal                                            365               (188)              309
         State                                               21                (16)               18
                                                         ------             ------              ----
                                                            386               (204)              327
                                                         ------             ------              ----
                                                         $4,907             $2,745              $825
                                                         ======             ======              ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of the difference between the effective income tax rate and the statutory federal tax rate follows:


                                                                          YEAR ENDED
                                                        --------------------------------------------------
                                                        SEPTEMBER 27,     SEPTEMBER 28,    SEPTEMBER 30,
                                                             1997             1996             1995
                                                        --------------------------------------------------
         Income tax expense at federal statutory
            rate (34.0%)                                    $4,480           $2,691           $1,015
         State income taxes, net of federal benefit            348              144               90
         Losses of international subsidiary                     --             (162)            (312)
         Amortization of goodwill                                4               48                4
         Other items                                            75               24               28
                                                            ------           ------           ------
                                                            $4,907           $2,745           $  825
                                                            ======           ======           ======


In Fiscal 1996 and 1995, as a result of closing the Company's international subsidiary, the Company recorded tax benefits for losses of the international subsidiary which were previously not deductible for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               SEPTEMBER 27,     SEPTEMBER 28,
                                                                     1997             1996
                                                               -------------------------------
         Deferred tax assets:
              Inventory related                                    $  962             $1,060
              Accounts receivable related                             233                185
              Various accrued expenses                                351                599
         Deferred tax liabilities:
              Depreciation                                           (431)              (366)
              Other items                                             (51)               (28)
                                                                   ------             ------
         Net deferred tax asset                                    $1,064             $1,450
                                                                   ======             ======

         Classified as follows:
              Current asset                                        $1,495             $1,816
              Non-current liability                                  (431)              (366)
                                                                   ------             ------
                                                                   $1,064             $1,450
                                                                   ======             ======


9.  SIGNIFICANT CUSTOMERS

In Fiscal 1997, three customers accounted for 29%, 19% and 11% of sales. In fiscal 1996, three customers accounted for approximately 26%, 17% and 14% of sales. In Fiscal 1995, four customers accounted for approximately 18%, 15%, 15% and 14% of sales.

10.  COMMITMENTS AND CONTINGENCIES

As of September 27, 1997 and September 28, 1996, the Company had approximately $1,004 and $4,704, respectively, of outstanding letters of credit with various expiration dates through January 1998.

On March 21, 1997, Levi Strauss & Co. brought suit against the Company in U.S. District Court for the Northern District of California. The complaint alleges, among other things, that the Company's Flyers(TM) trademark and certain trade dress used in the labeling and packaging of the Company's Flyers(TM) and Bay to Bay(R) products infringe upon certain of plaintiff's proprietary trademark and trade dress rights in violation of the federal Lanham Act and California law. The complaint seeks injunctive relief, as well as treble damages and attorneys' fees. The Company has also received notice that the plaintiff intends to seek to amend its complaint to allege that certain trade dress used in the labeling and packaging of the Company's licensed Bill Blass(R) brand dress slack also infringes upon certain of plaintiff's proprietary trade dress rights. Although the outcome of the litigation cannot be determined at this time and the Company would consider reasonable settlement opportunities, the Company currently intends to vigorously defend against such allegations. Nevertheless, in an attempt to limit the Company's liability, if any, with respect to such alleged infringement, the Company has unilaterally altered the trademark and trade dress which are currently the subject of this litigation.

On July 3, 1997, Out-of-Mexico Apparel, Ltd. brought suit against the Company in California Superior Court for, among other things, breach of contract, breach of an implied covenant of good faith and fair dealing, and violation of the California Unfair Business Practices Act. The complaint alleges that the Company entered into contracts for the manufacture of apparel with certain manufacturers in contravention of a customer non-disclosure and non-circumvention agreement between Out-of-Mexico Apparel, Ltd. and the Company. The complaint seeks compensatory damages and prejudgment interest, punitive damages and the costs of suit. Although the outcome of the litigation cannot be determined at this time, the Company intends to vigorously defend against such allegations.

The Company has not recorded any amounts related to the above two matters. The Company is not involved in any other legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's business, financial position or results of operations.

11.  EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) profit sharing plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes 1,000 hours of service annually and is employed as of December 31 of each plan year. For the years ended September 27, 1997, September 28, 1996, and September 30, 1995, the Company charged to expense $114, $112, and $86, respectively, related to this plan.

12.  STOCK OPTION PLANS

The Board of Directors has adopted two stock option plans, which became effective on October 28, 1997. The Employee Stock Option Plan (the Employee
Plan) and the Non-Employee Director Stock Option Plan (the Director Plan) reserve 700,000 shares of common stock for future issuance under the plans. The per share exercise price of each stock option granted under the plans will be equal to the quoted fair market value of the stock on the date of grant. Under the Employee Plan, on October 28, 1997, the effective date of the initial public offering, the Board granted options to purchase 300,000 shares of common stock of the Company to key employees. Under the Director Plan, on October 28, 1997, the Board also granted options to purchase 60,000 shares of common stock of the Company to non-employee directors.

In December 1996 and January 1997, The Board of Directors granted to key members of management, non-qualified options to purchase 60,000 shares of common stock of the Company at an exercise price of $10.50 per share, its estimated fair value at the date of grant.

All options granted have 10 year terms and vest and become fully exercisable at the end of three years of continued employment.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (Statement 123), "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for Fiscal 1997: risk-free interest rate of 5.7%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .31; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for Fiscal 1997 is (in thousands except for earnings per share information):

Pro forma net income                   $8,230
Pro forma earnings per share           $1.37

A summary of the Company's Stock Option activity, and related information for the year ended September 27, 1997 follows:

                                                  Options            Weighted Average
                                                   (000)              Exercise Price
                                                 ------------------------------------
         Outstanding-beginning of year              --                        n/a
         Granted                                    60                       $10.50
         Exercised                                  --                        n/a
         Canceled/expired                           --                         n/a
                                                 -----
         Outstanding-end of year                    60                       $10.50
                                                 =====

         Exercisable at end of year                 --                         n/a

         Weighted-average fair value of
         options granted during the year         $3.95

Exercise price for options outstanding as of September 27, 1997 was $10.50. The weighted-average remaining contractual life of those options is 9 years.


13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended September 27, 1997 and September 28, 1996:



                                            NET             GROSS                NET     NET INCOME (LOSS) PER
                                           SALES            PROFIT             INCOME      COMMON SHARE
                                           -------------------------------------------------------------------
Fiscal year ended September 27, 1997
         First Quarter                     $30,727          $ 6,745            $  919          $0.15
         Second Quarter                     40,632           10,024             2,573           0.43
         Third Quarter                      44,249           10,512             2,675           0.45
         Fourth Quarter                     36,084            8,774             2,102           0.35

Fiscal year ended September 28, 1996
         First Quarter                     $20,396            3,141              (481)        $(0.08)
         Second Quarter                     32,389            7,491             1,792           0.30
         Third Quarter                      33,808            7,994             2,216           0.37
         Fourth Quarter                     30,762            7,597             1,644           0.27


14.  SUBSEQUENT EVENTS

An initial public offering (the Offering) of the Company's common stock was completed on October 28, 1997 in which the company raised approximately $17,300,000 (net of offering costs). In connection with the Offering, the Board formed a new corporation, Tropical Sportswear Int'l Corporation (the Company). Outstanding common and preferred stock of the predecessor company, Apparel International Group, Inc. (AIG), was exchanged for an equal amount of common and preferred stock of the Company. Immediately preceding the closing of the Offering, the subsidiaries of AIG, Tropical Acquisition Corporation and Tropical Sportswear International Corporation, were merged into the Company.

The preferred stock of AIG had a par value of $100 per share. These shares were exchanged for a special class of preferred stock which has a $.01 par value and a $100 per share liquidation preference. These shares were redeemed upon the closing of the Offering.

Effective October 23, 1997, the Board of Directors approved a change in the Company's capital stock to authorize 50,000,000 shares of $.01 par value common stock and 10,000,000 shares of $.01 par value preferred stock. At this time, the Board also authorized a 6,000-for-1 stock split for holders of its common stock. The accompanying consolidated financial statements have been restated to reflect this change in capitalization.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

Reserve for returns and allowances and bad debts:

                                                      Additions
                                              ------------------------
                                Balance at    Charged to    Charged to               Balance at
                                Beginning     Costs and       Other                      End
                                of Period     Expenses      Accounts    Deductions    Of Period
                                ---------     --------      --------    ----------    ---------

Year Ended:

September 30, 1995                $916         $3,061          ---         $3,495          $482
                                  ====         ======          ===         ======          ====

September 28, 1996                $482         $3,022          ---         $2,980          $524
                                  ====         ======          ===         ======          ====

September 27, 1997                $524         $2,457          ---         $2,334          $647
                                  ====         ======          ===         ======          ====


Reserve for Excess and Slow-Moving Inventory:


                                                                           Additions
                                                                   ------------------------
                                                Balance at         Charged to    Charged to               Balance at
                                                Beginning          Costs and      Other                       End
                                                of Period          Expenses      Accounts    Deductions    Of Period
                                                ---------          --------      --------    ----------    ---------
Year Ended:

September 30, 1995                               $1,941            $468            ---          $629         $1,780
                                                 ======            ====            ===          ====         ======

September 28, 1996                               $1,780            $798            ---          $378         $2,200
                                                 ======            ====            ===          ====         ======

September 27, 1997                               $2,200            $756            ---          $756         $2,200
                                                 ======            ====            ===          ====         ======


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 23rd day of December, 1997.


                                   TROPICAL SPORTSWEAR INT'L CORPORATION
                                   (Registrant)


                                   By:    /s/ William W. Compton
                                   --------------------------------------------
                                              William W. Compton
                                      Chairman of the Board and Chief
                                            Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints William W. Compton and Michael Kagan and each of them individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them , full power and authority to do and perform each and every act and this requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.


              Signature                               Title                                 Date
              ---------                               -----                                 ----
         /s/  William W. Compton                Chairman of the Board                 December 23, 1997
--------------------------------------          Chief Executive Officer
         William W. Compton                     and Director

         /s/  Richard J. Domino                 President                             December 23, 1997
--------------------------------------
         Richard J. Domino

         /s/  Michael Kagan                     Executive Vice President,             December 23, 1997
--------------------------------------          Chief Financial Officer,
         Michael Kagan                          Treasurer, Secretary and Director

         /s/  Jesus Alvarez-Morodo              Director                              December 23, 1997
--------------------------------------
         Jesus Alvarez-Morodo

                                                Director                              December 23, 1997
--------------------------------------
         Eloy S. Vallina-Laguera

         /s/  Leslie J. Gillock                 Director                              December 23, 1997
--------------------------------------
         Leslie J. Gillock

         /s/  Donald H. Livingstone             Director                              December 23, 1997
--------------------------------------
         Donald H. Livingstone

         /s/  Leon H. Reinhart                  Director                              December 23, 1997
--------------------------------------
         Leon H. Reinhart


INDEX TO EXHIBITS
EXHIBIT
NUMBER                                 EXHIBIT DESCRIPTION
-------                                -------------------
   2.1---  Agreement and Plan of Merger by Tropical Sportswear Int'l Corporation, as the Surviving Corporation,
              and Apparel International Group, Inc., as the Merging Corporation. (filed herewith)

   2.2---  Agreement and Plan of Merger by Tropical Sportswear Int'l Corporation, as the Surviving Corporation,
              and Tropical Acquisition Corporation and Tropical Sportswear International Corporation, as the
              Merging Corporations. (filed herewith)

   3.1---  Amended and Restated Articles of Incorporation of Tropical Sportswear Int'l Corporation. (1)

   3.2---  Amended and Restated Bylaws of Tropical Sportswear Int'l Corporation. (1)

   4.1---  Specimen certificate for the Common Stock of Tropical Sportswear Int'l Corporation. (2)

   4.2---  Shareholders' Agreement by and among Tropical Sportswear Int'l Corporation, William W. Compton, the
              Compton Family Limited Partnership, Michael Kagan, the Kagan Family Limited Partnership, Shakale
              Internacional, S.A., and Accel, S.A. de C.V. (2)

  10.1---  Loan and Security Agreement, dated September 28, 1994, by and between Tropical Sportswear Int'l
              Corporation and Fleet Capital Corporation (formerly Barclays Business Credit, Inc.) (1)

  10.2---  Construction and Term Loan Agreement, dated as of May 7, 1996, by and between Tropical Sportswear Int'l Corporation and SouthTrust
              Bank of Alabama, National Association, as amended.(1)

  10.3---  Retail - Domestic Collection Factoring Agreement, dated October 1, 1995, by and between Heller
              Financial, Inc. and Tropical Sportswear Int'l Corporation.(1)

  10.4---  Employment Agreement between William W. Compton and Tropical Sportswear Int'l Corporation. (filed herewith)

  10.5---  Employment Agreement between Michael Kagan and Tropical Sportswear Int'l Corporation. (filed herewith)

  10.6---  Employment Agreement between Richard J. Domino and Tropical Sportswear Int'l Corporation. (filed herewith)

  10.7---  Tropical Sportswear Int'l Corporation Employee Stock Option Plan.(1)

  10.8---  Tropical Sportswear Int'l Corporation on-Employee Director Stock Option Plan.(1)

  10.9---  1996 Apparel International Group, Inc. Stock Option Plan.(1)

  11.1---  Statement re:  computation of per share earnings.  (filed herewith)

  21.1---  List of subsidiaries of Tropical Sportswear Int'l Corporation.(2)

  24.1---  Power of Attorney relating to subsequent amendments (included on the signature page of this 10-K).

  27.1---  Financial Data Schedule for the year ended September 28, 1996. (filed for SEC purposes only) (1)

  27.2---  Financial Data Schedule for the year ended September 27, 1997. (filed for SEC purposes only) (filed herewith)



(1) Filed with Registration Statement (Form S-1) on August 15, 1997, Registration No. 333-33729 and incorporated herein by reference.

(2) Filed with Amendment #1 to Registration Statement (Form S-1) on October 2, 1997, Registration No. 333-33729 and incorporated herein by reference.