Form 10-Q
period 1998-01-03
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 1998-02-11
CIK 1044324

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended     January 3, 1998
                                                    --------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                to
                                           --------------    -----------------

Commission File Number                      0-23161
                      ---------------------------------------------------------

                     TROPICAL SPORTSWEAR INT'L CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                         59-3424305
---------------------------------------           -----------------------------
  (State or other jurisdiction of                       I.R.S. Employer
  incorporation or organization)                        Identification No.

  4902 W. Waters Avenue  Tampa, FL                 33634-1302
-------------------------------------------------------------------------------
  (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code   (813) 249-4900
                                                  -----------------------------


-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of January 30, 1998 there were 7,600,000 shares of the registrant's Common Stock outstanding.

                     TROPICAL SPORTSWEAR INT'L CORPORATION

                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements                                                     3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    8

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                       10
Item 2     Changes in Securities and Use of Proceeds                               10
Item 3     Defaults Upon Senior Securities                                         11
Item 4     Submission of Matters to a Vote of Security Holders                     11
Item 5     Other Information                                                       11
Item 6     Exhibits and Reports on Form 8-K                                        11

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TROPICAL SPORTSWEAR INT'L CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                      FOURTEEN         THIRTEEN
                                                                     WEEKS ENDED      WEEKS ENDED
                                                                     JANUARY 3,       DECEMBER 28,
                                                                        1998             1996
                                                                    -------------------------------
Net sales                                                               $ 35,094         $ 30,727
Cost of goods sold                                                        27,024           23,982
                                                                        --------         --------
   Gross profit                                                            8,070            6,745
Selling, general and administrative expenses                               5,341            4,471
                                                                        --------         --------
   Operating income                                                        2,729            2,274
Other expense:
   Interest                                                                  447              648
   Other, net                                                                202              185
                                                                       ---------         --------
                                                                             649              833
                                                                       ---------         --------
   Income before income taxes                                              2,080            1,441
Provision for income taxes                                                   775              522
                                                                       ---------         --------
   Net income                                                          $   1,305         $    919
                                                                       =========         ========


Net income per common share (basic and diluted)                        $    0.18         $   0.15
                                                                       =========         ========

                            See accompanying notes.

                     TROPICAL SPORTSWEAR INT'L CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      JANUARY 3,     SEPTEMBER 27,
                                                                         1998            1997
                                                                      ----------     -------------
ASSETS
Current assets:
    Cash                                                             $        96      $       116
    Accounts receivable                                                   24,565           24,981
    Inventories                                                           25,332           21,351
    Deferred income taxes                                                  1,594            1,495
    Prepaid expenses                                                         162              812
                                                                     -----------      -----------
         Total current assets                                             51,749           48,755
Property and equipment, net                                               20,042           20,283
Other assets                                                                 611              620
                                                                     -----------      -----------

Total assets                                                         $    72,402      $    69,658
                                                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $     9,398      $    12,828
    Accrued expenses                                                       1,698            2,322
    Accrued incentive compensation                                           567            1,934
    Income taxes payable                                                     831              102
    Current portion of long-term debt and capital leases                   1,279            1,335
                                                                     -----------      -----------
         Total current liabilities                                        13,773           18,521
Long-term debt                                                            16,294           23,442
Obligations under capital leases                                             525              613
Deferred income taxes                                                        431              431
Shareholders' equity:
    Preferred stock, $100 par value; 10,000,000 shares
     authorized; 38,630 shares issued and outstanding at
      September 27, 1997                                                     ---            3,863
    Common stock, $.01 par value; 50,000,000 shares authorized;
     7,600,000 and 6,000,000 shares issued and outstanding
     at January 3, 1998  and September 27, 1997, respectively                 76               60
    Additional paid in capital                                            17,270              ---
    Retained earnings                                                     24,033           22,728
                                                                     -----------      -----------
         Total shareholders' equity                                       41,379           26,651
                                                                     -----------      -----------
 Total liabilities and shareholders' equity                          $    72,402      $    69,658
                                                                     ===========      ===========

                            See accompanying notes.

                     TROPICAL SPORTSWEAR INT'L CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       FOURTEEN        THIRTEEN
                                                                      WEEKS ENDED     WEEKS ENDED
                                                                       JANUARY 3,     DECEMBER 28,
                                                                          1998            1996
                                                                     -------------------------------

OPERATING ACTIVITIES
Net income                                                            $    1,305       $      919
Adjustments to reconcile net income to net
 cash used by operating activities:
 Depreciation and amortization                                               637              433
 Other, net                                                                  (36)              30
Changes in operating assets and liabilities:
   Accounts receivable                                                       416           (4,728)
   Inventories                                                            (3,981)          (1,232)
   Accounts payable                                                       (3,430)          (3,600)
   Accrued incentive compensation                                         (1,367)          (1,008)
   Other, net                                                                764              653
                                                                      ----------       ----------
   Net cash used by operating activities                                  (5,692)          (8,533)

INVESTING ACTIVITIES
Capital expenditures                                                        (482)          (3,559)
Other, net                                                                   ---                3
                                                                      ----------       ----------
   Net cash used by investing activities                                    (482)          (3,556)

FINANCING ACTIVITIES
Proceeds of long-term debt                                                   ---            2,127
Proceeds from sale of common stock                                        17,286              ---
Retirement of preferred stock                                             (3,863)             ---
Principal payments of long-term debt and capital leases                     (321)            (877)
Net change in long-term revolving credit line borrowings                  (6,948)          10,920
                                                                      ----------       ----------
   Net cash provided by financing activities                               6,154           12,170
                                                                      ----------       ----------

Net increase (decrease) in cash                                              (20)              81
Cash at beginning of period                                                  116              261
                                                                      ----------       ----------
Cash at end of period                                                 $       96       $      342
                                                                      ==========       ==========

                            See accompanying notes.

                     TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
           JANUARY 3, 1997, SEPTEMBER 27, 1997 and DECEMBER 28, 1996
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int'l Corporation (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 1997. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation for the interim period presented. Operating results for the fourteen weeks ended January 3, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending October 3, 1998.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.


2.  INVENTORIES

Inventories consist of the following:

                                                         January 3,       September 27,
                                                            1998              1997
                                                         ------------------------------
         Raw materials                                    $ 2,591           $ 2,255
         Work in process                                    3,338             5,617
         Finished goods                                    19,403            13,479
                                                          -------           -------
                                                          $25,332           $21,351
                                                          =======           =======


3.  DEBT

Long-term debt consists of the following:

                                                         January 3,       September 27,
                                                            1998              1997
                                                         ------------------------------
         Revolving credit line                            $ 5,188           $12,135
         Equipment loan facility                            2,188             2,354
         Real estate loan                                   9,722             9,754
                                                          -------           -------
                                                           17,098            24,243
         Less current maturities                              804               801
                                                          -------           -------
                                                          $16,294           $23,442
                                                          =======           =======

In January 1998, the expiration date of the Company's revolving credit line and equipment loan facility was extended to February 1, 1999. Management is currently negotiating a renewal or replacement of this facility.

4.  SHAREHOLDERS' EQUITY

The Company completed an initial public offering (the "Offering") on October 28, 1997. The Company sold 1,600,000 shares of its Common Stock at $12.00 per share and received net proceeds of $17,286 after deducting underwriters' discounts and offering expenses. Proceeds from the Offering were used to retire existing Preferred Stock, reduce amounts outstanding under the Company's revolving credit facility and for other working capital purposes.


5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                       Fourteen      Thirteen
                                                                      weeks ended   weeks ended
                                                                      January 3,    December 28,
                                                                         1998            1996
                                                                     ----------------------------
Numerator for basic and diluted earnings per share:
    Net income                                                       $     1,305      $       919
                                                                     -----------      -----------

Denominator for basic earnings per share - weighted
    average shares of common stock outstanding                         7,094,000        6,000,000
Effect of dilutive stock options using the treasury stock method           6,600           15,000
                                                                     -----------      -----------
Denominator for diluted earnings per share                             7,100,600        6,015,000
                                                                     -----------      -----------

Earnings per share - basic and diluted                               $      0.18      $      0.15
                                                                     -----------      -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:


                                                                       Fourteen          Thirteen
                                                                      weeks ended       weeks ended
                                                                      January 3,       December 28,
                                                                         1998              1996
                                                                     ------------------------------
Net sales                                                                 100.0%            100.0%
Cost of goods sold                                                         77.0              78.0
                                                                         ------            ------
Gross profit                                                               23.0              22.0
Selling, general and administrative expenses                               15.2              14.6
                                                                         ------            ------
Operating income                                                            7.8               7.4
Interest expense                                                            1.3               2.1
Other, net                                                                  0.6               0.6
                                                                         ------            ------
Income before income taxes                                                  5.9               4.7
Provision for income taxes                                                  2.2               1.7
                                                                         ------            ------
Net income                                                                  3.7%              3.0%
                                                                         ======            ======

         Net Sales. Net sales for the first quarter of Fiscal 1998 were $35.1 million, a 14.2% increase over the first quarter of Fiscal 1997. This is primarily due to a 12% increase in unit shipments and a 2% increase in the average selling price per unit due to a change in the mix of products sold. Additionally, the volume of returns and sales allowances decreased from prior year levels.

         Gross Profit. Gross profit for the first quarter of Fiscal 1998 was $8.1 million, or 23.0% of net sales, as compared with $6.7 million, or 22.0% of net sales, for the comparable prior-year quarter. This resulted from the change in product mix towards higher-margin styles and the decrease in returns and sales allowances.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.3 million, or 15.2% of net sales for the first quarter of Fiscal 1998 as compared to $4.5 million, or 14.6% of net sales for the prior year's first quarter. In addition to the higher sales and distribution costs driven by the increased sales volume, these expenses increased as a percentage of sales due to higher levels of marketing and promotional expenditures, additional facilities maintenance, and increased labor in the distribution area.

         Interest Expense. Interest expense of $447,000 for the first quarter of Fiscal 1998 represents a 31% decrease from the $648,000 for the first quarter of Fiscal 1997. The decrease was due to lower average outstanding borrowings. The net proceeds from the Company's October 1997 Initial Public Offering were partially used to pay down the then outstanding balance on the revolving credit facility.

         Income Taxes. The Company's effective income tax rate for the first quarter of Fiscal 1998 was 37.3% as compared with 36.2% in the comparable period in Fiscal 1997. These rates are based on the Company's expected effective annual tax rate. The increase is due to the Company receiving the remaining benefit, in Fiscal 1997, of previously non-deductible losses from a foreign subsidiary. Additionally, in Fiscal 1998, more of the Company's income is expected to be taxed at a higher statutory rate.

         Net Income. As a result of the above factors, net income for the first quarter of Fiscal 1998 was $1.3 million, or 3.7% of net sales, as compared to $919,000, or 3.0% of net sales, for the comparable prior-year quarter.

LIQUIDITY AND CAPITAL RESOURCES

On January 3, 1998 the Company had an additional $25.5 million in borrowings available under its revolving credit line. In January 1998, the expiration date of the revolving credit line and equipment loan facility was extended to February 1, 1999. Management is currently negotiating a renewal or replacement of this facility.

Effective February 1, 1998, the Company negotiated a reduction in the interest rate applicable to its real estate loan. The loan now bears annual interest at 7.38%, down 1.5% from the previous rate of 8.88%. The new rate is fixed through July 18, 2002, at which time the rate will be adjusted in accordance with the provisions of the loan agreement.

On October 28, 1997 the Company completed an initial public offering of its common stock, which yielded net proceeds of $17,286. The Company used $3,863 of the proceeds to retire its Preferred Stock with the remainder used to reduce amounts outstanding under its revolving credit facility and as working capital.

During the quarter ended January 3, 1998, the Company used $5.7 million of cash in its operating activities, primarily due to a seasonal increase in inventories of $4.0 million and a seasonal decrease in accounts payable of $3.4 million, which offset the $1.3 million in net income.

Capital expenditures totaled $500,000 for the first quarter of Fiscal 1998 and are expected to approximate $7.0 million for the entire fiscal year. During Fiscal 1998, the Company plans to spend up to $5.0 million to upgrade or replace certain of its existing computer systems, computer hardware and software, and for consulting and training related to new systems. See "Factors Affecting the Company's Business and Prospects."

The Company believes that its existing working capital, credit facility, and internally generated funds are adequate for its working capital needs through the coming year.


FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic and business conditions in the U.S. and abroad; the level of demand for apparel products and success of planned marketing programs; the intensity of competition and the pricing pressures that may result; changes in labor and import and export regulations; the ability of the Company to timely and effectively manage production levels and sourcing; the ability of the Company to access the credit market to finance capital expenditures; and currency fluctuations.

The new or upgraded management information systems which the Company will be implementing, among other things, will address problems associated with the fact that certain of the Company's existing systems were designed and developed without considering the impact of the upcoming change in the century and, therefore, use only two digits to identify the year in the date field (the "Year 2000 problem"). Although the Company does not intend to cease operations of its existing systems until the new or upgraded systems are functional, if the Company were to encounter unforeseen difficulties in implementing these new or upgraded computer systems, such difficulties could have a material adverse affect on the Company's business and results of operations. The Year 2000 problem impacts the Company's main operating system which includes subsystems related to customer analysis, order processing, planning, procurement, production, and sales. The Company plans to have all existing systems Year 2000 compliant by the first quarter of Fiscal 1999 and plans to spend up to $500,000 for this portion of its systems upgrade. The Company is in the process of assessing the impact of third parties' Year 2000 issues on its operations.

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

On March 21, 1997, Levi Strauss & Co. ("Levi") brought suit against the Company in U.S. District Court for the Northern District of California alleging, among other things, that the Company's Flyers(TM) trademark and certain trade dress used in the labeling and packaging of the Company's Flyers(TM) and Bay to Bay(R) products infringe upon certain of plaintiff's proprietary trademark and trade dress rights in violation of the federal Lanham Act and California law. On December 22, 1997, Levi amended its complaint to allege that certain trade dress used in the labeling and packaging of the Company licensed Bill Blass(R) brand dress slack also infringes upon certain of plaintiff's proprietary trademark and trade dress rights. The complaint seeks injunctive relief, as well as treble damages and attorneys' fees. On December 29, 1997, the Company filed counterclaims against Levi alleging federal Lanham Act and state law violations relating to Levi's Dockers(R) labels. Although the outcome of the litigation cannot be determined at this time and the Company would consider reasonable settlement opportunities, the Company currently intends to vigorously defend against such allegations and pursue its counterclaims.

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


ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of the Company's first registration statement filed under the Securities Act of 1933, as amended, was October 27, 1997, and the Commission file number assigned to said registration statement was 333-33729. The offering date was October 28, 1997, and the managing underwriters were Prudential Securities Incorporated and Oppenheimer & Co., Inc. Common Stock was the only class of securities registered.

The Company registered and sold 1,600,000 shares in the offering, and the aggregate price for such shares was $19,200,000. The selling shareholders registered 3,000,000 shares and sold 2,750,000 shares (including 350,000 shares pursuant to the over-allotment option granted to the underwriters). The aggregate price to the selling shareholders without the over-allotment was $28,800,000 and with the over-allotment was $33,000,000.

Expenses incurred by the Company from the effective date of the Securities Act registration statement to January 3, 1998 include estimated offering expenses of $570,000 and the underwriters' discount of $1,344,000. No payments were made to directors, officers, general partners of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

The net offering proceeds to the Company after deducting the expenses described in the preceding paragraph were $17,286,000.

From the effective date of the Securities Act registration statement to January 3, 1998, none of the net proceeds from the offering were used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate; or acquisition of other businesses. Of the net proceeds to the Company, $3,863,000 was used to redeem outstanding shares of preferred stock with the remainder used to reduce amounts outstanding under its revolving credit facility and as working capital. No payments were made to directors, officers, general partners of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.


ITEM 3     DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No matters were submitted to a vote during the fourteen weeks ended January 3, 1998

ITEM 5     OTHER INFORMATION
                  None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits filed herewith

                       Exhibit 10.1.1   Amendment and Note Modification Agreement, dated November 5, 1997 by and between
                                        Tropical Sportswear Int'l Corporation and Fleet Capital Corporation

                       Exhibit 10.1.2   Amendment and Note Modification Agreement, dated January 22, 1998 by and between
                                        Tropical Sportswear Int'l Corporation and Fleet Capital Corporation

                       Exhibit 10.2.1   Amendment to Construction and Term Loan Agreement, dated as of February 1, 1998, by and between Tropical Sportswear Int'l Corporation and SouthTrust Bank of Alabama, National
                                        Association.

                       Exhibit 27.3     Financial data schedule as of January 3, 1998 (for SEC
                                        use only)

                  (b)  Reports on Form 8-K

                       No reports on Form 8-K were filed by the Company during the fourteen weeks ended January 3, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                       ----------------------------------------
                                       (Registrant)


                                                 /s/  Michael Kagan
                                       ----------------------------------------
                                                 Michael Kagan
                                                 Executive Vice President,
                                                 Chief Financial Officer,
                                                 and Secretary
                                                 (in the dual capacity of duly
                                                 authorized officer and
                                                 principal accounting officer)


February 10, 1998