Form 10-K405/A
period 1997-09-27
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 1998-04-13
CIK 1044324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                       DOCUMENT INCORPORATED BY REFERENCE:
                       -----------------------------------

Document                                                  Form 10-K Reference
--------                                                  ---------------------

Proxy Statement, dated January 2, 1998                    Part III, Items 10-13

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 8th day of April, 1998.

                          TROPICAL SPORTSWEAR INT'L CORPORATION
                          (Registrant)
                          By:       /s/ William W. Compton
                          ------------------------------------------
                                        William W. Compton
                                   Chairman of the Board and Chief
                                         Executive Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                             Title                                  Date
                 ---------                             -----                                  ----
                                           Chairman of the Board                            April 8, 1998
                     *                     Chief Executive Officer
---------------------------------------    and Director
     William W. Compton

                     *                     President                                        April 8, 1998
---------------------------------------
     Richard J. Domino

                                           Executive Vice President,                        April 8, 1998
     /s/ Michael Kagan                     Chief Financial Officer,
---------------------------------------    Secretary and Director
     Michael Kagan

                     *                     Director                                         April 8, 1998
---------------------------------------
     Jesus Alvarez-Morodo

                     *                     Director                                         April 8, 1998
---------------------------------------
     Eloy S. Vallina-Laguera

                     *                     Director                                         April 8, 1998
---------------------------------------
     Leslie J. Gillock

                     *                     Director                                         April 8, 1998
---------------------------------------
     Donald H. Livingston

                     *                     Director                                         April 8, 1998
---------------------------------------
     Leon H. Reinhart

* By:  /s/ Michael Kagan
---------------------------------------
           Michael Kagan
           Attorney-In-Fact

INDEX TO EXHIBITS
EXHIBIT
NUMBER                                 EXHIBIT DESCRIPTION
-------                                -------------------
   2.1---  Agreement and Plan of Merger by Tropical Sportswear Int'l Corporation, as the Surviving Corporation,
              and Apparel International Group, Inc., as the Merging Corporation. (3)

   2.2---  Agreement and Plan of Merger by Tropical Sportswear Int'l Corporation, as the Surviving Corporation,
              and Tropical Acquisition Corporation and Tropical Sportswear International Corporation, as the
              Merging Corporations. (3)

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

  10.4---  Employment Agreement between William W. Compton and Tropical Sportswear Int'l Corporation. (3)

  10.5---  Employment Agreement between Michael Kagan and Tropical Sportswear Int'l Corporation. (3)

  10.6---  Employment Agreement between Richard J. Domino and Tropical Sportswear Int'l Corporation. (3)

  10.7---  Tropical Sportswear Int'l Corporation Employee Stock Option Plan.(1)

  10.8---  Tropical Sportswear Int'l Corporation on-Employee Director Stock Option Plan.(1)

  10.9---  1996 Apparel International Group, Inc. Stock Option Plan.(1)

  11.1---  Statement re:  computation of per share earnings. (3)

  21.1---  List of subsidiaries of Tropical Sportswear Int'l Corporation.(2)

  23.1---  Consent of NPD Group, Inc. (filed herewith)

  23.2---  Consent of Sandler & Travis Trade Advisory Services, Inc. (filed herewith)

  24.1---  Power of Attorney relating to subsequent amendments. (3)

  27.1---  Financial Data Schedule for the year ended September 28, 1996. (filed for SEC purposes only) (1)

  27.2---  Financial Data Schedule for the year ended September 27, 1997. (filed for SEC purposes only) (3)



(1) Filed with Registration Statement (Form S-1) on August 15, 1997, Registration No. 333-33729 and incorporated herein by reference.

(2) Filed with Amendment #1 to Registration Statement (Form S-1) on October 2, 1997, Registration No. 333-33729 and incorporated herein by reference.

(3)  Filed with Annual Report (Form 10-K) on December 23, 1997, File
     No. 0-23161.