Form 10-Q
period 1998-04-04
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 1998-05-19
CIK 1044324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    April 4, 1998
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________________


Commission File Number                      0-23161
                      ----------------------------------------------------------

                      TROPICAL SPORTSWEAR INT'L CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                               59-3424305
--------------------------------------------------------------------------------
  (State or other jurisdiction of                             I.R.S. Employer
  incorporation or organization)                              Identification No.

    4902 W. Waters Avenue  Tampa, FL                              33634-1302
---------------------------------------------               --------------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code     (813) 249-4900
                                                   -----------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                   [X] Yes   [ ] No

As of May 1, 1998 there were 7,600,000 shares of the registrant's Common Stock outstanding.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                          PAGE NO.
                                                                                          --------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                             8

PART II    OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders                              11
Item 6     Exhibits and Reports on Form 8-K                                                 11

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THIRTEEN     THIRTEEN   TWENTY SEVEN  TWENTY SIX
                                                WEEKS ENDED  WEEKS ENDED  WEEKS ENDED  WEEKS ENDED
                                                 APRIL 4,     MARCH 29,     APRIL 4,     MARCH 29,
                                                   1998         1997         1998         1997
                                                --------------------------------------------------
Net sales                                         $47,373      $40,632      $82,467      $71,359
Cost of goods sold                                 35,672       30,608       62,696       54,590
                                                  -------      -------      -------      -------
     Gross profit                                  11,701       10,024       19,771       16,769
Selling, general and administrative expenses        6,019        5,152       11,360        9,623
                                                  -------      -------      -------      -------
     Operating income                               5,682        4,872        8,411        7,146
Other expense:
     Interest                                         346          791          793        1,439
     Other, net                                       187           95          389          280
                                                  -------      -------      -------      -------
                                                      533          886        1,182        1,719
                                                  -------      -------      -------      -------
     Income before income taxes                     5,149        3,986        7,229        5,427
Provision for income taxes                          1,896        1,436        2,671        1,958
                                                  -------      -------      -------      -------
     Net income                                   $ 3,253      $ 2,550      $ 4,558      $ 3,469
                                                  =======      =======      =======      =======

Net income per common share (basic and diluted)   $  0.43      $  0.42      $  0.62      $  0.58
                                                  =======      =======      =======      =======

                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    APRIL 4,   SEPTEMBER 27,
                                                                     1998         1997
                                                                 -----------  -------------
ASSETS
Current assets:
    Cash                                                             $   138      $   116
    Accounts receivable                                               33,360       24,981
    Inventories                                                       23,371       21,351
    Deferred income taxes                                              1,440        1,495
    Prepaid expenses                                                     229          812
                                                                     -------      -------
         Total current assets                                         58,538       48,755
Property and equipment, net                                           20,770       20,283
Other assets                                                             601          620
                                                                     -------      -------
Total assets                                                         $79,909      $69,658
                                                                     =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $14,143      $12,828
    Accrued expenses                                                   1,837        2,322
    Accrued incentive compensation                                       982        1,934
    Income taxes payable                                                 805          102
    Current portion of long-term debt and capital leases                 834          801
    Current portion of obligations under capital leases                  435          534
                                                                     -------      -------
         Total current liabilities                                    19,036       18,521
Long-term debt                                                        15,371       23,442
Obligations under capital leases                                         439          613
Deferred income taxes                                                    431          431
Shareholders' equity:
    Preferred stock, $100 par value; 10,000,000 shares
     authorized; 38,630 shares issued and outstanding at
      September 27, 1997                                                  --        3,863
    Common stock, $.01 par value; 50,000,000 shares authorized;
     7,600,000 and 6,000,000 shares issued and outstanding
     at April 4, 1998  and September 27, 1997, respectively               76           60
    Additional paid in capital                                        17,270           --
    Retained earnings                                                 27,286       22,728
                                                                     -------      -------
         Total shareholders' equity                                   44,632       26,651
                                                                     -------      -------
 Total liabilities and shareholders' equity                          $79,909      $69,658
                                                                     =======      =======

                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    TWENTY SEVEN  TWENTY SIX
                                                                     WEEKS ENDED  WEEKS ENDED
                                                                      APRIL 4,      MARCH 29,
                                                                       1998          1997
                                                                    -------------------------
OPERATING ACTIVITIES
Net income                                                           $ 4,558      $ 3,469
Adjustments to reconcile net income to net
  cash used by operating activities:
  Depreciation and amortization                                        1,267          938
  Other, net                                                            (137)         (15)
  Changes in operating assets and liabilities:
     Accounts receivable                                              (8,132)     (10,519)
     Inventories                                                      (2,020)      (2,300)
     Accounts payable                                                  1,315       (1,225)
     Accrued incentive compensation                                     (952)        (993)
     Other, net                                                          808        1,426
                                                                     -------      -------
     Net cash used by operating activities                            (3,293)      (9,219)

INVESTING ACTIVITIES
Capital expenditures                                                  (1,845)      (4,583)
Other, net                                                                24           14
                                                                     -------      -------
     Net cash used by investing activities                            (1,821)      (4,569)

FINANCING ACTIVITIES
Proceeds of long-term debt                                               107        2,599
Proceeds from sale of common stock                                    17,286           --
Retirement of preferred stock                                         (3,863)          --
Principal payments of long-term debt and capital leases                 (671)      (2,456)
Net change in long-term revolving credit line borrowings              (7,723)      13,490
                                                                     -------      -------
     Net cash provided by financing activities                         5,136       13,633
                                                                     -------      -------

Net increase (decrease) in cash                                           22         (155)
Cash at beginning of period                                              116          261
                                                                     -------      -------
Cash at end of period                                                $   138      $   106
                                                                     =======      =======


                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              APRIL 4, 1998, SEPTEMBER 27, 1997 AND MARCH 29, 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int'l Corporation (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 1997. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation for the interim periods presented. Operating results for the twenty seven weeks ended April 4, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending October 3, 1998.

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

2.  INVENTORIES

Inventories consist of the following:

                                                           April 4,      September 27,
                                                            1998             1997
                                                         -----------------------------
         Raw materials                                   $  1,907           $ 2,255
         Work in process                                    5,875             5,617
         Finished goods                                    15,589            13,479
                                                         --------           -------
                                                         $ 23,371           $21,351
                                                         ========           =======

3.  DEBT

Long-term debt consists of the following:

                                                          April 4,       September 27,
                                                            1998             1997
                                                         -----------------------------
         Revolving credit line                           $  4,413           $12,135
         Equipment loan facility                            2,144             2,354
         Real estate loan                                   9,648             9,754
                                                         --------           -------
                                                           16,205            24,243
         Less current maturities                              834               801
                                                         --------           -------
                                                         $ 15,371           $23,442
                                                         ========           =======


The Company's existing senior credit facility expires on February 1, 1999. In April 1998, the Company received a commitment letter from its current lender for a new senior credit facility in an aggregate amount of up to $85 million to be closed in connection with the Company's planned acquisition of Farah Incorporated ("Farah"). (See Note 6. Subsequent Event) The new senior credit facility will be used to refinance outstanding indebtedness under the existing senior credit facility, to refinance outstanding indebtedness of Farah, to pay fees incurred in connection with the closing of the senior credit facility, and for general corporate purposes. The commitment for the new senior credit facility expires if not closed by July 1, 1998, however, the Company expects to close the transaction prior to that date. The terms of the new senior credit facility are similar to those of the existing senior credit facility. Borrowings under the new senior credit facility will bear variable rates of interest and the facility will expire five years from the date of closing.

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

5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                  THIRTEEN      THIRTEEN     TWENTY-SEVEN   TWENTY-SIX
                                                 WEEKS ENDED  WEEKS ENDED     WEEKS ENDED   WEEKS ENDED
                                                  APRIL 4,      MARCH 29,       APRIL 4,     MARCH 29,
                                                    1998           1997           1998         1997
                                                ------------   ------------    ----------   -----------
Numerator for basis and diluted
Earnings per share:
      Net income                                $   3,253      $   2,550       $   4,558    $   3,469

Denominator for basic earnings per share:
      Weighted average shares of common
        Stock outstanding                       7,600,000      6,000,000       7,397,802    6,000,000

Effect of dilutive stock options using the
      Treasury stock method                        13,783         15,000          10,204       15,000
                                                ---------      ---------       ---------    ---------

Denominator for diluted earnings per share      7,613,783      6,015,000       7,408,006    6,015,000
                                                =========      =========       =========    =========

Earnings per share - basic and diluted          $    0.43      $    0.42       $    0.62    $    0.58
                                                =========      =========       =========    =========


 6.  SUBSEQUENT EVENT

On May 4, 1998 the Company announced the signing of a definitive merger agreement whereby it will acquire 100% of the outstanding shares of Farah Incorporated ("Farah"). Pursuant to the agreement, the Company will pay $9.00 per share for each of the approximately 10.3 million outstanding shares of Farah common stock. The transaction will be structured as a cash tender offer followed by a cash merger to acquire any shares not previously tendered. To fund the acquisition, the Company plans to issue approximately $125 million in senior unsecured notes.

As a result of the transaction, Farah will become a wholly owned subsidiary of the Company. The transaction has been unanimously approved by the Boards of Directors of both companies and is subject to receipt of at least two-thirds of Farah common stock as well as customary regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                            THIRTEEN        THIRTEEN       TWENTY-SEVEN      TWENTY-SIX
                                          WEEKS ENDED      WEEKS ENDED      WEEKS ENDED     WEEKS ENDED
                                            APRIL 4,        MARCH 29,        APRIL 4,        MARCH 29,
                                              1998            1997             1998             1997
                                         --------------- ---------------- ---------------- ---------------
Net sales                                       100.0%           100.0%           100.0%          100.0%
Cost of goods sold                               75.3             75.3             76.0            76.5
Gross profit                                     24.7             24.7             24.0            23.5
Selling, general and administrative
expenses                                         12.7             12.7             13.8            13.5
Operating income                                 12.0             12.0             10.2            10.0
Interest expense                                  0.7              2.0              1.0             2.0
Other, net                                        0.4              0.2              0.4             0.4
Income before income taxes                       10.9              9.8              8.8             7.6
Provision for income taxes                        4.0              3.5              3.2             2.7
Net income                                        6.9%             6.3%             5.5%            4.9%


Thirteen weeks ended April 4, 1998 compared to the thirteen weeks ended March 29, 1997

         Net Sales. Net sales increased 16.6% to $47.4 million for the second quarter of fiscal 1998 from $40.6 million in the second quarter of fiscal 1997. This increase was primarily due to an increase in unit shipments.

         Gross Profit. Gross profit increased 16.7% to $11.7 million, or 24.7% of net sales, for the second quarter of fiscal 1998, from $10.0 million, or 24.7% of net sales, for the comparable prior-year quarter. Selling prices and costs remained consistent with prior year levels.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.8%, to $6.0 million, or 12.7% of net sales, for the second quarter of fiscal 1998, from $5.2 million, or 12.7% of net sales, for the second quarter of fiscal 1997. Although these expenses increased due to higher sales and distribution costs driven by the increased sales volume, as a percentage of sales, higher merchandising and selling expenses were offset by higher absorption of fixed costs due to the increased sales volume.

         Interest Expense. Interest expense decreased 56% to $346,000 for the second quarter of fiscal 1998, from $791,000 for the second quarter of fiscal 1997. The decrease was due to lower average outstanding borrowings. The net proceeds from the Offering were partially used to pay down the then outstanding balance on the revolving credit facility.

         Income Taxes. The Company's effective income tax rate for the second quarter of fiscal 1998 was 36.8% compared to 36.0% in the comparable period of fiscal 1997. These rates are based on the Company's expected effective annual tax rate. The increase is due to the Company receiving the remaining benefit, in fiscal 1997, of previously non-deductible losses from a foreign subsidiary. Additionally, in fiscal 1998, more of the Company's income is expected to be taxed at a higher statutory rate.

         Net Income. As a result of the above factors, net income increased 27.6%, to $3.3 million for the second quarter of fiscal 1998 from $2.6 million for the comparable prior-year quarter.

Twenty-seven weeks ended April 4, 1998 compared to the twenty-six weeks ended March 29, 1997

         Net Sales. Net sales increased 15.6%, to $82.5 million in the first half of fiscal 1998 from $71.4 million in the first half of fiscal 1997. This increase was primarily due to an increase in unit shipments. Additionally, the volume of returns and sales allowances decreased from prior year levels.

         Gross Profit. Gross profit increased 17.9%, to $19.8 million, or 24.0% of net sales, in the first half of fiscal 1998 from $16.8 million, or 23.5% of net sales, in the first half of fiscal 1997. This resulted from a change in product mix to higher-margin styles and a decrease in returns and sales allowances.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 18.1%, to $11.4 million, or 13.8% of net sales, in the first half of fiscal 1998 from $9.6 million, or 13.5% of net sales, in the first half of fiscal 1997. In addition to the higher sales and distribution costs driven by increased sales volume, these expenses increased as a percentage of sales due to higher levels of marketing, promotional, and merchandising expenditures and increased labor costs in the distribution area.

         Interest Expense. Interest expense decreased 43.4%, to $793,000 in the first half of fiscal 1998, from $1.4 million in the first half of fiscal 1997. The decrease was due to lower average outstanding borrowings. The net proceeds from the Offering were partially used to repay indebtedness outstanding under the Company's existing credit facility.

         Income Taxes. The Company's effective income tax rate for the first half of fiscal 1998 was 36.9% compared to 36.1% in the comparable period of fiscal 1997. These rates are based on the Company's expected effective annual tax rate. The increase is due to the Company receiving the remaining benefit, in fiscal 1997, of previously non-deductible losses from a foreign subsidiary. Additionally, in fiscal 1998, more of the Company's income is expected to be taxed at a higher statutory rate.

         Net Income. As a result of the above factors, net income increased 31.4% to $4.6 million in the first half of fiscal 1998, from $3.5 million in the first half of fiscal 1997.


PROPOSED ACQUISITION

On May 4, 1998, the Company announced the signing of a definitive merger agreement whereby it will acquire 100% of the outstanding shares of Farah. Pursuant to the agreement, the Company will pay $9.00 per share for each of the approximately 10.3 million outstanding shares of Farah common stock. The transaction will be structured as a cash tender offer followed by a cash merger to acquire any shares not previously tendered. To fund the acquisition, the Company plans to issue approximately $100 million in senior unsecured notes.

As a result of the transaction, Farah will become a wholly owned subsidiary of the Company. The transaction has been unanimously approved by the Boards of Directors of both companies and is subject to receipt of at least two-thirds of Farah common stock as well as customary regulatory approvals. The transaction is expected to close prior to July 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

On April 4, 1998 the Company had an additional $31.5 million in borrowings available under its revolving credit line. In April 1998, the Company received a commitment letter from its current lender for a new senior credit facility in an aggregate amount of up to $85 million to be closed in connection with the Company's planned acquisition of Farah. The new senior credit facility will be used to refinance outstanding indebtedness under the existing senior credit facility, to refinance certain outstanding indebtedness of Farah, to pay fees incurred in connection with the closing of the senior credit facility, and for general corporate purposes. The commitment for the new senior credit facility expires if not closed by July 1, 1998, however, the Company expects to close the transaction prior to that date. The terms of the new senior credit facility are similar to those of the existing senior credit facility. Borrowings under the new senior credit facility will bear variable rates of interest and the facility is expected to expire five years from the date of closing. The new senior credit facility will be secured by substantially all of the Company's current and future assets and will be guaranteed on a senior basis by all direct and indirect subsidiaries except for Farah's foreign subsidiaries.

The Company plans to issue approximately $125 million of unsecured senior subordinated notes (the "Notes"), to fund the acquisition of Farah. The Company has received a commitment for a bridge loan of $100 million to be utilized in the event the offering of the Notes cannot be consummated prior to the closing date of the acquisition.

On October 28, 1997 the Company completed the Offering, which yielded net proceeds of $17,286. The Company used $3,863 of the proceeds to retire its Preferred Stock with the remainder was used to reduce amounts outstanding under its revolving credit facility and for other working capital purposes.

Effective February 1, 1998, the Company negotiated a reduction in the interest rate applicable to its real estate loan. The loan now bears annual interest at 7.38%, a decrease of 1.5% from the previous rate of 8.88%. The new rate is fixed through July 18, 2002, at which time the rate will be adjusted in accordance with the provisions of the loan agreement.

During the six months ended April 4, 1998, the Company used $3.3 million of cash in its operating activities, primarily due to seasonal increases in accounts receivable and inventories of $8.1 million and $2.0 million, respectively, offset, in part, by a seasonal increase in accounts payable of $1.3 million and net income of $4.6 million.

Capital expenditures totaled $1.8 million for the first half of fiscal 1998 and are expected to approximate $7.0 million for the entire fiscal year. During fiscal 1998, the Company plans to spend up to $5.0 million (including $845,000 already incurred as of April 4, 1998) to upgrade or replace certain of its existing computer systems, computer hardware and software, and for consulting and training related to the new systems. See "Factors Affecting the Company's Business and Prospects."

The Company believes that its existing working capital, credit facility, and internally generated funds are adequate for its working capital needs for the remainder of the fiscal year.

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

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

Portions of this report may contain forward-looking statements that involve a number of risks and uncertainties. In addition to other factors discussed herein, among the factors that could cause actual results to differ materially are the following: economic and business conditions in the U.S. and abroad; the level of demand for apparel products and success of planned marketing programs; the intensity of competition and the pricing pressures that may result; changes in labor and import and export regulations; the ability of the Company to timely and effectively manage production levels and sourcing; the ability of the Company to access the credit market to finance capital expenditures; currency fluctuations; the integration of the operations of Farah with those of the Company; and other risk factors listed from time to time in the Company's SEC reports and other announcements.

PART II    OTHER INFORMATION

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Annual meeting of Shareholders of the Company held on February 5, 1998, the following matters were brought before and voted upon by the shareholders:

                  1. A proposal to elect the following persons to the Board of Directors to serve until the Annual meeting of Shareholders of the Company in 2001:

                           FOR           WITHHOLD AUTHORITY
                       ------------    -----------------------
Michael Kagan            6,845,435             4,100
Leon H. Reinhart         6,843,085             6,450


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits filed herewith

                   Exhibit 10.1         Agreement and Plan of Merger dated
                                        as of May 1, 1998, by and among the
                                        Company, Farah and Foxfire Acquisition
                                        Corp. (incorporated by referenced to
                                        Exhibit (c)(1) to the Company's Schedule
                                        14D-1 filed on May 8, 1998).

                   Exhibit 27.2 Financial data schedule as of April 4, 1998 (filed for SEC purposes only)


                  (b) Reports on Form 8-K

                      The Company filed no reports on Form 8-K during the thirteen weeks ended April 4, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TROPICAL SPORTSWEAR INT'L CORPORATION
                                           -------------------------------------
                                           (Registrant)



                                                  /s/  N. Larry McPherson
                                           -------------------------------------
                                                  N. Larry McPherson
                                                  Executive Vice President,
                                                  and Treasurer (in the dual
                                                  capacity of duly authorized
                                                  officer and principal
                                                  accounting officer)

May 18, 1998