Form 10-Q
period 1998-07-04
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 1998-08-18
CIK 1044324

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended July 4, 1998
                                    -----------------

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------     ---------------------

 Commission File Number                      0-23161
                         ------------------------------------------------------
                     TROPICAL SPORTSWEAR INT'L CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                     59-3424305
 -----------------------------------            -------------------------------
 (State or other jurisdiction of                     I.R.S. Employer
 incorporation or organization)                     Identification No.

     4902 W. Waters Avenue  Tampa, FL                       33634-1302
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (813) 249-4900
                                                    ---------------------------


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

                              [X] Yes [ ] No

As of August 1, 1998 there were 7,600,000 shares of the registrant's Common Stock outstanding.

                     TROPICAL SPORTSWEAR INT'L CORPORATION

                                   FORM 10-Q
                               TABLE OF CONTENTS


                                                                           PAGE NO.
                                                                           -------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements                                                 3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               12

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                   16

Item 2     Changes in Securities                                               16

Item 3     Defaults upon Senior Securities                                     16

Item 4     Submission of Matters to a Vote of Security Holders                 17

Item 5     Other Information                                                   17

Item 6     Exhibits and Reports on Form 8-K                                    17


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TROPICAL SPORTSWEAR INT'L CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 THIRTEEN     THIRTEEN      FORTY      THIRTY-NINE
                                                WEEKS ENDED  WEEKS ENDED  WEEKS ENDED   WEEKS ENDED
                                                  JULY 4,      JUNE 28,     JULY 4,      JUNE 28,
                                                   1998         1997         1998          1997
                                                -----------  -----------  ------------  -----------

Net sales                                        $ 69,823     $ 44,249     $152,290     $115,608
Cost of goods sold                                 51,874       33,737      114,570       88,327
                                                 --------     --------     --------     --------
    Gross profit                                   17,949       10,512       37,720       27,281
Selling, general and administrative expenses       10,776        5,272       22,136       14,859
                                                 --------     --------     --------     --------
    Operating income                                7,173        5,240       15,584       12,422
Other expense:
    Interest                                        1,435          819        2,238        2,263
    Bridge loan funding fee                           500           --          500           --
    Other, net                                        288          199          667          474
                                                 --------     --------     --------     --------
                                                    2,223        1,018        3,405        2,737
                                                 --------     --------     --------     --------

Income before income taxes                          4,950        4,222       12,179        9,685
Provision for income taxes                          1,860        1,547        4,531        3,518
                                                 --------     --------     --------     --------
Net income                                       $  3,090     $  2,675     $  7,648     $  6,167
                                                 ========     ========     ========     ========

Net income per common share:
    Basic                                        $   0.41     $   0.45     $   1.02     $   1.03
                                                 ========     ========     ========     ========
    Diluted                                      $   0.40     $   0.44     $   1.02     $   1.03
                                                 ========     ========     ========     ========



                            See accompanying notes.

                     TROPICAL SPORTSWEAR INT'L CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           JULY 4,   SEPTEMBER 27,
                                                                                            1998         1997
                                                                                          --------   ------------
ASSETS
Current assets:
    Cash                                                                                  $  4,851     $    116
    Accounts receivable                                                                     71,234       24,981
    Inventories                                                                             86,049       21,351
    Deferred income taxes                                                                    9,865        1,495
    Prepaid expenses and other current assets                                               12,558          812
                                                                                          --------     --------
         Total current assets                                                              184,557       48,755

Property and equipment, net                                                                 59,262       20,283
Deferred income taxes                                                                        1,137           --
Intangible assets, including trademarks and goodwill                                        42,380          393
Other assets                                                                                10,834          227
                                                                                          --------     --------
         Total assets                                                                     $298,170     $ 69,658
                                                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                      $ 33,568     $ 12,828
    Accrued expenses                                                                        24,184        2,322
    Accrued incentive compensation                                                           1,505        1,934
    Income taxes payable                                                                     1,261          102
    Current portion of long-term debt and capital leases                                     3,714        1,335
    Due to Farah shareholders                                                                4,873           --
                                                                                          --------     --------
         Total current liabilities                                                          69,105       18,521

Long-term debt and noncurrent portion of capital leases                                    179,656       24,055
Deferred income taxes                                                                          431          431
Other noncurrent liabilities                                                                 1,256           --
Shareholders' equity:
    Preferred stock                                                                             --        3,863
    Common stock                                                                                76           60
    Additional Paid in Capital                                                              17,270           --
    Retained earnings                                                                       30,376       22,728
                                                                                          --------     --------
         Total shareholders' equity                                                         47,722       26,651
                                                                                          --------     --------

         Total liabilities and shareholders' equity                                       $298,170     $ 69,658
                                                                                          ========     ========



                            See accompanying notes.

                     TROPICAL SPORTSWEAR INT'L CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          FORTY        THIRTY-NINE
                                                                       WEEKS ENDED     WEEKS ENDED
                                                                         JULY 4,         JUNE 28,
                                                                          1998            1997
                                                                       -----------     -------------
OPERATING ACTIVITIES
Net Income                                                              $   7,648      $   6,167
Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
    Depreciation and amortization                                           2,314          1,541
    Other, net                                                               (583)           533
Changes in operating assets and liabilities:
    Accounts receivable                                                   (12,818)        (8,428)
    Inventories                                                              (678)         3,736
    Accounts payable                                                       (1,327)        (3,780)
    Accrued incentive compensation                                           (429)          (513)
    Other, net                                                             (4,942)         1,570
                                                                        ---------      ---------
    Net cash (used in) provided by operating activities                   (10,815)           826

INVESTING ACTIVITIES
Capital expenditures                                                       (3,766)        (4,407)
Acquisition of Farah, Inc., net of cash acquired                          (84,179)            --
Other, net                                                                    121              9
                                                                        ---------      ---------
    Net cash used by investing activities                                 (87,824)        (4,398)

FINANCING ACTIVITIES:
Proceeds of long-term debt                                                100,108          4,246
Proceeds from sale of common stock                                         17,286             --
Retirement of preferred stock                                              (3,863)            --
Principal payments of long-term debt                                      (56,094)        (2,860)
Net change in capital leases                                                 (378)          (341)
Net change in long-term revolving credit line borrowings                   51,442          2,768
Payment of debt issuance costs                                             (5,127)            --
                                                                        ---------      ---------
    Net cash provided by financing activities                             103,374          3,813
                                                                        ---------      ---------

Net increase in cash                                                        4,735            241
Cash at beginning of period                                                   116            261
                                                                        ---------      ---------
Cash at end of period                                                   $   4,851      $     502
                                                                        =========      =========



                             See accompanying notes

                     TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
              JULY 4, 1998, SEPTEMBER 27, 1997 AND JUNE 28, 1997
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int'l Corporation (the "Company") include the accounts of Tropical Sportswear Int'l Corporation and its subsidiaries including Savane International Corp. ("Savane", formerly known as Farah, Incorporated) which was acquired on June 10, 1998. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 1997. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim periods presented. Operating results for the forty weeks ended July 4, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending October 3, 1998.

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


2.    INVENTORIES

Inventories consist of the following:

                                                 JULY 4,   SEPTEMBER 27,
                                                  1998        1997
                                                -------    -------------
Raw materials                                   $12,379     $ 2,255
Work in process                                  18,977       5,617
Finished goods                                   54,693      13,479
                                                -------     -------
                                                $86,049     $21,351
                                                =======     =======

3.    DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                        JULY 4,    SEPTEMBER 27,
                                                         1998         1997
                                                       --------    ------------
Revolving credit line                                  $ 63,578     $ 12,135
Equipment loan facility                                      --        2,354
Real estate loan                                          9,583        9,754
Senior Subordinated Notes                               100,000           --
Capital leases                                            8,151        1,147
Other                                                     2,058           --
                                                       --------     --------
                                                        183,370       25,390
Less current maturities                                   3,714        1,335
                                                       --------     --------
                                                       $179,656     $ 24,055
                                                       ========     ========


On June 10, 1998, the Company closed on a new senior credit facility (the Facility) which provides for borrowings of up to $110 million, subject to certain borrowing base limitations. The Facility was obtained in conjunction with the Company's acquisition of Savane (See Note 6) and was used to refinance indebtedness then outstanding under the Company's previous senior credit facility, to refinance indebtedness of Savane, to pay fees incurred in connection with the acquisition of Savane and with the Facility, and for general corporate purposes. Borrowings under the Facility bear variable rates of interest (9.2% at July 4, 1998) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. Debt issue costs of $1,358 were incurred to date in connection with the Facility and are included in other assets. These costs will be amortized to interest expense over the life of the Facility using the effective interest method. As of July 4, 1998, an additional was $27,851 available for borrowings under the Facility.

On June 10, 1998, the Company closed on a $100 million interim financing facility (The Bridge Facility). The net proceeds from The Bridge Facility were used to acquire Savane and pay related fees and expenses. The Bridge Facility was repaid on June 24, 1998 as described below. A funding fee of $500 was incurred and amortized to expense over the 14 day life of the loan.

On June 24, 1998, the Company closed on the sale of $100 million of Senior Subordinated Notes (The Notes) through a private placement. Under the terms of the indenture agreement underlying the Notes, the Company will pay semi-annual interest at the rate of 11% for ten years at which time the entire principal amount is due. The net proceeds from the Notes were used to repay a portion of the borrowings outstanding under The Bridge Facility. Debt issue costs of $3,769 were incurred to date and are included in other assets. These costs will be amortized to interest expense over the life of the Notes using the effective interest method.


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

5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                             THIRTEEN       THIRTEEN         FORTY       THIRTY-NINE
                                           WEEKS ENDED     WEEKS ENDED    WEEKS ENDED     WEEKS ENDED
                                             JULY 4,        JUNE 28,        JULY 4,        JUNE 28,
                                               1998           1997           1998           1997
                                           -----------    ------------    -----------    ------------
Numerator for basic and diluted
    earnings per share:
    Net income                              $    3,090     $    2,675     $    7,648     $    6,167

Denominator for basic earnings per share:
    Weighted average shares of common
       stock outstanding                     7,600,000      6,000,000      7,465,000      6,000,000

Effect of dilutive stock options using
    the treasury stock method                  135,000         15,000         52,000         15,000
                                            ----------     ----------     ----------     ----------

Denominator for diluted earnings per
    share                                    7,735,000      6,015,000      7,517,000      6,015,000
                                            ==========     ==========     ==========     ==========

Net income per common share:
    Basic                                   $     0.41     $     0.45     $     1.02     $     1.03
                                            ==========     ==========     ==========     ----------
    Diluted                                 $     0.40     $     0.44     $     1.02     $     1.03
                                            ==========     ==========     ==========     ==========


6.  ACQUISITION OF SAVANE INTERNATIONAL

The Company completed the acquisition of Savane on June 10, 1998. Total purchase price, including amounts paid for common stock acquired, amounts paid for the value of outstanding stock options, and fees and expenses amounted to $98,514. Of the total purchase price, $4,873 remains unpaid and represents amounts due to holders of Savane common stock that did not submit their shares during the tender process. The $4,873 will be paid as these shareholders submit their common stock through a forced merger process.

The acquisition will be accounted for using the purchase method of accounting. The preliminary fair value of identifiable tangible net assets acquired is $56,518. Additional appraisals are being obtained and further analysis is currently being performed which could cause the $56,518 to be adjusted. The preliminary excess of $41,996 will be allocated to the value of the Savane and Farah trademarks with the remainder, if any, being allocated to "goodwill". The value of the trademarks and "goodwill", if any, will be amortized over their estimated useful lives of 30 years.

The Notes are jointly and severally guaranteed by Tropical's domestic subsidiaries. The wholly-owned foreign subsidiaries are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes except for their local overdraft facility and capital lease obligations.

The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of the year prior to acquisition. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.


                                             FORTY WEEKS        THIRTY-NINE
                                               ENDED            WEEKS ENDED
                                               JULY 4,           JUNE 28,
                                                1998               1997
                                             -----------        ------------
         Net sales                            $335,598            $324,374
         Net income (loss)                      (3,666)              1,198
         Earnings (loss) per share               (0.49)               0.20


 7.  SUPPLEMENTAL COMBINING CONDENSED FINANCIAL

 The following is the supplemental combining condensed balance sheet as of July 4, 1998 and the supplemental combining condensed statement of operations and cash flows for the forty weeks ended July 4, 1998. The only intercompany eliminations are the normal intercompany sales, borrowings and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                     TROPICAL SPORTSWEAR INT'L CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                         FORTY WEEKS ENDED JULY 4, 1998



7.   SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                  THIRTEEN WEEKS ENDED JULY 4, 1998
                                            ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                      PARENT        GUARANTOR      NON-GUARANTOR
                                              ONLY        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                            ----------    -------------    ------------    --------------    -------------
Net sales                                   $  51,108        $  16,577       $   3,077     $       (939)        $  69,823
Gross profit                                   13,235            4,096             618               --            17,949
Operating income (loss)                         6,980              301            (108)              --             7,173
Interest, income taxes and other, net           3,247              944             (50)             (58)            4,083
Net income (loss)                               3,733             (643)            (58)              58             3,090

                                                                   FORTY WEEKS ENDED JULY 4, 1998
                                            ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                      PARENT        GUARANTOR       NON-GUARANTOR
                                              ONLY        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                            ----------    -------------    ------------    -------------     -------------
Net sales                                   $ 133,416        $  16,860       $   3,077     $     (1,063)        $ 152,290
Gross profit                                   32,937            4,166             617               --            37,720
Operating income (loss)                        15,385              308            (109)              --            15,584
Interest, income taxes and other, net           7,552              493             (51)             (58)            7,936
Net income (loss)                               7,833             (185)            (58)              58             7,648

                                                                  THIRTEEN WEEKS ENDED JUNE 28, 1997
                                            ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                      PARENT        GUARANTOR      NON-GUARANTOR
                                              ONLY        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                            ----------    -------------    ------------    --------------    -------------
Net sales                                   $  44,270        $      90       $      --     $       (111)        $  44,249
Gross profit                                   10,586               37              --             (111)           10,512
Operating income (loss)                         5,228               12              --               --             5,240
Interest, income taxes and other, net           2,560                5              --               --             2,565
Net income (loss)                               2,668                7              --               --             2,675


                                                                 THIRTY-NINE WEEKS ENDED JUNE 28, 1997
                                            ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS                      PARENT        GUARANTOR       NON-GUARANTOR
                                              ONLY        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                            ----------    -------------    ------------    -------------     -------------
Net sales                                   $ 115,504        $     228       $      --     $       (124)        $ 115,608
Gross profit                                   27,328               77              --             (124)           27,281
Operating income (loss)                        12,419                3              --               --            12,422
Interest, income taxes and other, net           6,253                2              --               --             6,255
Net income (loss)                               6,166                1              --               --             6,167


                                                                          AS OF JULY 4, 1998
                                            ------------------------------------------------------------------------------
BALANCE SHEET                                PARENT        GUARANTOR       NON-GUARANTOR
                                              ONLY        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                            ----------    -------------    ------------    -------------    --------------
ASSETS
Cash                                          $    440     $    1,143        $  3,268       $      --        $   4,851
Accounts receivable, net                        37,343         27,979           6,318            (406)          71,234
Inventories                                     23,963         50,159          11,927              --           86,049
Other current assets                            61,369         19,813             740         (59,499)          22,423
                                              --------     ----------        ---------      ---------        ---------
         Total current assets                  123,115         99,094          22,253         (59,905)         184,557

Property, plant and equipment, net              21,641         28,463           9,158              --           59,262
Investment in subsidiaries and other
   assets                                      121,905         98,016          (6,824)       (158,746)          54,351
                                              --------     ----------        --------       ---------        ---------
         Total asset                          $266,661     $  225,573        $ 24,587       $(218,651)       $ 298,170
                                              ========     ==========        ========       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current portion of long-term debt and
      capital leases                          $    652     $    2,751        $    311       $      --        $   3,714
   Accounts payable and accrued
      liabilities                               25,656         30,746           9,418            (429)          65,391
                                              --------     ----------        --------       ---------        ---------
       Total current liabilities                26,308         33,497           9,729            (429)          69,105
Long-term debt and noncurrent portion of
    capital leases                             173,254          9,831           2,919          (6,348)         179,656
Other noncurrent liabilities                    19,377         60,627             106         (78,423)           1,687
Stockholders' equity                            47,722        121,618          11,833        (133,451)          47,722
                                              --------     ----------        --------       ---------        ---------
       Total liabilities and
          stockholders' equity                $266,661     $  225,563        $ 24,587       $(218,651)       $ 298,170
                                              ========     ==========        ========       =========        =========


                     TROPICAL SPORTSWEAR INT'L CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                         FORTY WEEKS ENDED JULY 4, 1998



7.   SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                   FORTY WEEKS ENDED JULY 4, 1998
                                            ------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS                      PARENT        GUARANTOR       NON-GUARANTOR
                                              ONLY        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                            ----------    -------------    ------------    ------------      -------------
Net cash used by operating activities       $ (1,098)      $   (8,818)      $    (957)       $       58     $    (10,815)
Net cash used by investing activities        (97,018)           5,673           3,372               149          (87,824)
Net cash provided by financing activities     98,446            4,282             853              (207)         103,374
Net increase in cash                             330            1,137           3,268                --            4,735
Cash, beginning of period                        110                6              --                --              116
Cash, end of period                              440            1,143           3,268                --            4,851



                                                                  THIRTY-NINE WEEKS ENDED JUNE 28, 1997
                                            ------------------------------------------------------------------------------
CASH FLOWS                                   PARENT        GUARANTOR       NON-GUARANTOR
                                              ONLY        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                            ----------    -------------    ------------    ------------      -------------
Net cash used by operating activities       $    871       $      (45)      $      --        $       --      $       826
Net cash used by investing activities         (4,396)              (2)             --                --           (4,388)
Net cash used by financing activities          3,813               --              --                --            3,813
Net increase in cash                             288              (47)             --                --              241
Cash, beginning of period                        209               52              --                --              261
Cash, end of period                              497                5              --                --              502


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:


                                            THIRTEEN         THIRTEEN            FORTY          THIRTY-NINE
                                          WEEKS ENDED       WEEKS ENDED       WEEKS ENDED       WEEKS ENDED
                                            JULY 4,          JUNE 28,           JULY 4,          JUNE 28,
                                              1998             1997              1998               1997
                                          -----------      ------------      ------------      --------------
Net sales                                         100.0%          100.0%            100.0%              100.0%
Cost of goods sold                                 74.3            76.2              75.2                76.4
                                          -------------    ------------      ------------      --------------
Gross profit                                       25.7            23.8              24.8                23.6
Selling, general and administrative
   expenses                                        15.4            11.9              14.5                12.9
                                          -------------    ------------      ------------      --------------
Operating income                                   10.3            11.9              10.3                10.7
Interest expense                                    2.1             1.9               1.5                 1.9
Bridge loan funding fee                             0.7              --               0.3                  --
Other, net                                          0.4             0.5               0.5                 0.4
                                          -------------    ------------      ------------      --------------
Income before income taxes                          7.1             9.5               8.0                 8.4
Provision for income taxes                          2.7             3.5               3.0                 3.1
                                          -------------    ------------      ------------      --------------
Net income                                          4.4             6.0               5.0                 5.3
                                          =============    ============      ============      ==============



Thirteen weeks ended July 4, 1998 compared to the thirteen weeks ended June 28, 1997

         Net Sales. Net sales increased 57.9% to $69.8 million for the third quarter of fiscal 1998 from $44.2 million in the comparable prior year quarter. This increase was primarily due to an increase in units sold and higher average selling prices caused in part by the inclusion of Savane's operating activity from June 10, 1998, the date of the acquisition.

         Gross Profit. Gross profit increased 70.7% to $17.9 million, or 25.7% of net sales for the third quarter of fiscal 1998, from $10.5 million, or 23.8% of net sales, for the comparable prior-year quarter. The dollar increase was primarily due to the increase in sales volume caused in part by the inclusion of Savane's operating activities from the date of the acquisition. The increase in the gross profit percentage was primarily due to a change in mix of products to those yielding higher average selling prices and margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 104.4% to $10.8 million, or 15.4% of net sales, for the third quarter of fiscal 1998, from $5.3 million, or 11.9% of net sales, for the comparable prior year quarter. The dollar increase was primarily due to an increase in overall volume as a result, in part, of including the operations of Savane from the date of the acquisition. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to higher advertising and other brand support related expenses caused by the inclusion of Savane's operations from the date of the acquisition.

         Interest Expense. Interest expense increased to $1.4 million for the third quarter of fiscal 1998, from $819,000 for the comparable prior year quarter. The increase was due to the increase in average outstanding borrowings caused by the acquisition of Savane, including Savane's outstanding borrowings as of the date of the acquisition and the Company's issuance of $100 million of Senior Subordinated Notes, the proceeds from which were used to finance the acquisition of Savane.

         Bridge Loan Funding Fee. The Company entered into a $100 million bridge financing facility to finance the Savane acquisition until the closing of the offering of $100 million of Senior Subordinated Notes. This fee was incurred to originate the bridge financing.

         Income Taxes. The Company's effective income tax rate for the third quarter of fiscal 1998 was 37.6% compared to 36.6% in the comparable prior year quarter. These rates are based on the Company's expected effective annual tax rate. The increase is due to the Company receiving the remaining benefit, in fiscal 1997, of previously non-deductible losses from a foreign subsidiary. Additionally, in fiscal 1998, more of the Company's income is expected to be taxed at a higher statutory rate.

         Net Income. As a result of the above factors, net income increased 15.5% to $3.1 million for the third quarter of fiscal 1998 from $2.7 million for the comparable prior-year quarter.

Forty weeks ended July 4, 1998 compared to the thirty-nine ended June 28, 1997

         Net Sales. Net sales increased 31.7% to $152.3 million for the forty weeks ended July 4, 1998 from $115.6 million for the comparable prior year period. This increase was primarily due to an increase in units sold and higher average selling prices caused in part by the inclusion of Savane's operating activity from June 10, 1998, the date of the acquisition.

         Gross Profit. Gross profit increased 38.3% to $37.7 million, or 24.8% of net sales for the forty weeks ended July 4, 1998 from $27.3 million, or 23.6% of net sales, for the comparable prior year period. The dollar increase was primarily due to the increase in sales volume caused in part by the inclusion of Savane's operations from the date of the acquisition. The increase in the gross profit percentage was primarily due to a change in mix of products to those yielding higher average selling prices and margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 49.0% to $22.1 million, or 14.5% of net sales, for the forty weeks ended July 4, 1998 from $14.9 million, or 12.9% of net sales for the comparable prior year period. The dollar increase was primarily due to an increase in overall volume as a result, in part, of including the operations of Savane from the date of the acquisition. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to higher advertising and other brand support related expenses caused by the inclusion of Savane's operations from the date of the acquisition.

         Interest Expense. Interest expense decreased slightly to $2.2 million for the forty weeks ended July 4, 1998, from $2.3 million for the comparable prior year period. The decreased was due to a reduction in outstanding borrowings as a result of using proceeds from the Company's initial public offering in October 1997 to repay outstanding borrowings at that time, offset in part by the additional borrowings incurred as a result of the acquisition of Savane on June 10, 1998.

         Bridge Loan Funding Fee. The Company entered into a $100 million bridge financing facility to finance the Savane acquisition until the closing of the offering of $100 million of Senior Subordinated Notes. This fee was incurred to originate the bridge financing.

         Income Taxes. The Company's effective income tax rate for the forty weeks ended July 4, 1998 was 37.2% compared to 36.3% in the comparable prior year period. These rates are based on the Company's expected effective annual tax rate. The increase is due to the Company receiving the remaining benefit, in fiscal 1997, of previously non-deductible losses from a foreign subsidiary. Additionally, in fiscal 1998, more of the Company's income is expected to be taxed at a higher statutory rate.

         Net Income. As a result of the above factors, net income increased 24.0% to $7.6 million for the forty weeks ended July 4, 1998, from $6.2 million for the comparable prior year period.


LIQUIDITY AND CAPITAL RESOURCES

On June 10, 1998, the Company closed on a new senior credit facility (the "Facility") which provides for borrowings of up to $110 million, subject to certain borrowing base limitations. The Facility was obtained in conjunction with the Company's acquisition of Savane and was used to refinance indebtedness then outstanding under the Company's previous senior credit facility, to refinance indebtedness of Savane, to pay fees incurred in connection with the acquisition of Savane and with the Facility, and for general corporate purposes. Borrowings under the Facility bear variable rates of interest (9.2% at July 4, 1998) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of July 4, 1998, an additional $27,851 was available for borrowings under the Facility.

In addition, on June 10, 1998, the Company closed a $100 million bridge financing facility (the "Bridge Facility"). Borrowings of $100 million under the Bridge Facility and approximately $70.4 million under the Facility were incurred to finance the purchase price for the acquisition of Savane, the repayment of indebtedness outstanding under the Company's and Savane's former senior credit facilities and the redemption of $1.7 million of Savane's 8.50% convertible subordinated debentures due 2004. As discussed below, debt under the Bridge Facility was repaid in full with the $95.6 million of net proceeds from the offering and sale of the Senior Subordinated Notes, together with borrowings of approximately $4.4 million under the Facility. A funding fee of $500,000 was paid to the lender under the Bridge Facility, which was amortized to expense over the 14 day life of the loan.

On June 24, 1998, the Company closed the issuance and sale of $100 million of Senior Subordinated Notes (The Notes) through a private placement. Under the terms of the indenture agreement underlying the Notes, the Company will pay semi-annual interest at the rate of 11% for ten years at which time the entire principal amount is due. The net proceeds from the Notes were used to repay a portion of the borrowings outstanding under The Bridge Facility.

On October 28, 1997 the Company completed its initial public offering, which yielded net proceeds of $17,286. The Company used $3,863 of the proceeds to retire its Preferred Stock with the remainder being used to reduce amounts outstanding under its revolving credit facility and for other working capital purposes.

Effective February 1, 1998, the Company negotiated a reduction in the interest rate applicable to its real estate loan. The loan now bears annual interest at 7.38%, a decrease of 1.5% from the previous rate of 8.88%. The new rate is fixed through July 18, 2002, at which time the rate will be adjusted in accordance with the provisions of the loan agreement.

During the forty weeks ended July 4, 1998, the Company used $10.8 million of cash in its operating activities, primarily due to seasonal increases in inventories of $12.8 million and the payment of $5.9 million to Savane's former lender as a deposit on outstanding letters of credit. These uses were offset, in part, by net income of $7.6 million, which included non-cash expenses of $2.3 million.

Capital expenditures totaled $3.8 million for the first three quarters of fiscal 1998 and are expected to approximate $7.0 million for the entire fiscal year. The expenditures to date and expenditures expected for the remainder of the fiscal year primarily relate to the upgrade or replacement of the Company's existing computer systems.

The Company believes that its existing working capital, the Facility, and internally generated funds are adequate for its working capital needs for the remainder of the fiscal year.


IMPACT OF THE YEAR 2000 ISSUE

The "Year 2000 Issue" is the result of computer programs and systems having been designed and developed to use two digits, rather than four, to define the applicable year. As a result, these computer programs and systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The new or upgraded management information systems which TSI began implementing in the second quarter of fiscal 1998 will, among other things, address problems resulting from the Year 2000 Issue. The Year 2000 Issue impacts TSI's main operating system which includes subsystems related to customer analysis, order processing, planning, procurement, production and sales. While the new management information system, which is Year 2000 compliant, will not be operational until approximately the third quarter of fiscal 1999, TSI plans to have all existing systems Year 2000 compliant by the first quarter of fiscal 1999 and plans to spend up to $500,000 for this portion of its systems upgrade.

Based on assessments made during fiscal 1996 and 1997, Savane decided to replace its entire inventory management, warehouse distribution and order processing systems so that those systems will be Year 2000 compliant. Savane will utilize both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The Company plans to complete the inventory management and order processing portions of Savane's Year 2000 project no later than December 31, 1998 and plans to complete the remainder of the project by June 30, 1999. Savane incurred $1.0 million in costs attributable to Year 2000 compliance in fiscal 1997 and expects to incur an additional $2.6 million in fiscal 1998 (including the pre and post acquisition periods). The majority of these costs have been and will continue to be capitalized, as they relate to software purchases and development.

The Company and Farah are currently communicating with all significant suppliers and large customers to determine the extent to which the Company and Farah are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company believes that the modifications and conversions that it and Farah are making and plan to make will allow it to mitigate problems resulting from the Year 2000 Issue. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 Issue could have a material adverse effect on the Company's business, results of operations and financial condition.


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


FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

Portions of this report may contain forward-looking statements that involve a number of risks and uncertainties. In addition to other factors discussed herein, among the factors that could cause actual results to differ materially are the following: economic and business conditions in the U.S. and abroad; the level of demand for apparel products and success of planned marketing programs; the intensity of competition and the pricing pressures that may result; changes in labor and import and export regulations; the ability of the Company to timely and effectively manage production levels and sourcing; the ability of the Company to access the credit market to finance capital expenditures; currency fluctuations; the integration of the operations of Savane with those of the Company; and other risk factors listed from time to time in the Company's SEC reports and other announcements.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 21, 1997, Levi Straus & Co. brought suit against the Company in United States District Court for the Northern District of California. The compliant alleges, among other things, that several marks in the Company's family of Flyers(TM) trademarks and certain trade dress used in the labeling and packaging of the Company's Flyers(TM) and Bay to Bay (R) products infringe upon certain of plaintiff's proprietary trademark and trade dress rights in violation of federal Lanham act and California law. The compliant seeks injunctive relief, as well as treble damages and attorneys' fees. Levi Strauss & Co. has also filed opposition proceedings in the United States Patent and Trademark Office against the Company's trademark applications for two marks in the Flyers(TM) family of marks. These oppositions proceeding have been suspended pending resolution of the litigation. In addition, plaintiff had indicated that it believes that certain trade dress used in the labeling and packaging of the Company's Bill Blass(R) brand dress slacks also infringes upon certain of plaintiff's proprietary trade dress rights. Although the litigation is still pending, the parties appear to be very close to finalizing a settlement agreement. The contemplated settlement agreement will not result in the payment of any sum to the plaintiff. Moreover, in an attempt to limit the Company's liability, if any, with respect to such alleged infringement, the Company has unilaterally altered the trademark and trade dress which are currently the subjects of this litigation.

On July 3, 1997, Out-of-Mexico Apparel, Ltd. brought suit against the Company in California Superior Court for, among other things, breach of contract, breach of a non circumvention agreement, and violation of the California Unfair Business Practices Act. The complaint alleges that the Company entered into contracts for the manufacture of apparel with certain manufacturers in contravention of a customer non-disclosure and non-circumvention agreement between Out-of-Mexico Apparel, Ltd. and the Company. The complaint seeks compensatory damages and pre-judgement interest, punitive damages and the costs of suit. Although the outcome of the litigation cannot be determined at this time, the Company would consider reasonable settlement opportunities. The Company is vigorously defending the lawsuit. The Company does not believe that this litigation is having a material adverse effect on its business, results of operations, or financial condition.

On December 30, 1997, the Company brought suit against Bremen Trouser's Inc. ("Bremen") in the State Circuit Court in Tampa, Florida seeking a declaratory judgement that the Company has the right to manufacture and sell casual pants with "busted seams" using the Bill Blass(R) label pursuant to a license agreement (the "Pincus License Agreement") between the Company and Pincus Bros., Inc. ("Pincus"). Bremen is a licensee of Pincus under a separate license agreement. In March 1998, the Company filed an amended complaint, which added Pincus as a defendant, alleging breach of contract against Pincus and tortious interference with business relations against Bremen. Also in March 1998, Pincus and Bremen filed a separate complaint against the Company, alleging, among other things, that the Company violated the terms of the Pincus License Agreement by manufacturing "busted seam" pants. Pincus and Bremen have sought unspecified damages and other non-monetary relief. The Company's state claim has been removed to the Untied States District Court for the Middle District of Florida and consolidated with Pincus and Bremen's complaint. Pincus has taken the position that the Pincus License Agreement gives it the authority to resolve disputes between the Company and Pincus' other licensees, and it claims to have resolved the dispute which is the subject of the litigation in favor of Bremen. Although the outcome of the litigation cannot be determined at this time, the Company intends to vigorously pursue the litigation. The Company does not believe that this litigation will have material adverse effect on its business, results of operations or financial condition.


ITEM 2.  CHANGES IN SECURITIES

Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.  OTHER INFORMATION

Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits filed herewith


                 Exhibit 27.2 Financial data schedule as of July 4, 1998 (filed for SEC purposes only)


         (b)    Reports on Form 8-K

                The Registrant filed a Form 8-K on May 1, 1998 to report, among other things, that the Company had entered into an agreement and plan of merger with Farah Incorporated. The filing disclosed the terms of the offer and the anticipated means of financing the acquisition.

                The Registrant filed a Form 8-K on May 8, 1998 to report the Company had commenced the tender offer process for the outstanding shares of Farah Incorporated and described the terms and conditions of the tender offer.

                The Registrant filed a Form 8-K on June 2, 1998 to report that it had issued a press release which described its intention to offer up to $125 of Senior Subordinated Notes and an interim $100 million Bridge Financing Facility relating to the acquisition of Farah Incorporated.

                The Registrant filed a Form 8-K on June 10, 1998 to report, among other things, that it had completed the acquisition of Farah Incorporated, had closed on a $100 million Bridge Financing Facility and that a conference call was sponsored by the company on June 22, 1998 to discuss the acquisition.

                The Registrant filed a Form 8-K on June 26, 1998 to report that it had completed the sale of $100 million of Senior Subordinated Notes in a private placement transaction and that the proceeds were used to repay the Bridge Financing Facility.

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


                                    TROPICAL SPORTSWEAR INT'L CORPORATION
                                    -------------------------------------
                                    (Registrant)



                                    /s/  N. Larry McPherson
                                    ----------------------------------------
                                    N. Larry McPherson
                                    Executive Vice President,
                                    and Treasurer
                                    (in the dual capacity of duly authorized
                                    officer and principal accounting officer)

August 17, 1998