Form 10-K
period 1998-10-03
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 1999-01-04
CIK 1044324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended October 3, 1998


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from to

Commission File Number                      0-23161


                      Tropical Sportswear Int'l Corporation
             (Exact name of registrant as specified in its charter)

            Florida                                    59-3424305
(State or other jurisdiction of                      I.R.S. Employer
 incorporation or organization)                     Identification No.

   4902 W. Waters Avenue  Tampa, FL                     33634-1302
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (813) 249-4900


Securities registered pursuant to Section 12(b) of the Act:
                                      None


Securities registered pursuant to Section 12 (g) of the Act:

                  Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                        [ ]

As of December 15, 1998 there were 7,611,129 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price reported on the Nasdaq National Market as of December 15, 1998, was approximately $144,703,175.



                       DOCUMENT INCORPORATED BY REFERENCE:

Document                                                    Form 10-K Reference

Proxy Statement, dated January 4, 1999                    Part III, Items 10-13


                      TROPICAL SPORTSWEAR INT'L CORPORATION

                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                                  Page No.
Item 1     Business                                                                          3
Item 2     Properties                                                                       15
Item 3     Legal Proceedings                                                                15
Item 4     Submission of Matters to a Vote of Security Holders                              16

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters            17
Item 6     Selected Financial Data                                                          17
Item 7     Management's Discussion and Analysis of Financial Condition and Results          18
           of Operations
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                       29
Item 8     Financial Statements and Supplementary Data                                      29
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial        29
           Disclosure

PART III

Item 10    Directors and Executive Officers of the Registrant                               30
Item 11    Executive Compensation                                                           30
Item 12    Security Ownership of Certain Beneficial Owners and Management                   30
Item 13    Certain Relationships and Related Transactions                                   30

PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                  31

Certain statements contained in this report on Form 10-K that are not purely historical may be forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward looking statements include statements regarding, among other things: (i) the Company's backlog and sales; (ii) potential acquisitions by the Company; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth strategy, operating strategy, and financing strategy; (vi) the declaration and payment of dividends; (vii) regulatory matters affecting the Company; and (viii) the outcome of certain litigation involving the Company. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting the Company's Business and Prospects" in Item 7. Prospective investors should also consult the risk factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission.

                                     PART I

Item 1.  Business

General

         The Company produces high quality casual and dress men's and women's apparel and provides major apparel retailers with comprehensive brand management programs. The Company's programs currently feature pants, shorts, shirts, coats, and denim jeans for men and on a limited basis, pants and skirts for women. These products are marketed under Company brands, private brands and licensed brand names. The Company distinguishes itself by providing apparel retailers with customer, product and market analysis, apparel design, production, merchandising, and inventory forecasting. The Company markets its apparel through all major retail distribution channels, including department and specialty stores, national chains, catalog retailers, discount and mass merchants and wholesale clubs. The Company's mission is to provide total customer satisfaction through a combination of quality, value and technology. Management believes that the Company provides its customers with high quality apparel and services supported by a commitment to advanced information, design and production technologies, and unique merchandising and operating strategies.

         On June 10, 1998, the Company completed the acquisition of Savane International Corp. (formerly known as Farah, Inc.). Savane is a marketer and manufacturer of men's and women's apparel bearing national brands such as Savane(R), Farah(R), and John Henry(R). Savane had similar operations including the use of independent garment assembly contractors and its own cutting and distribution facilities. Savane also has sales and distribution operations in the United Kingdom, Australia, and New Zealand. The Company believes that the combination of its leading private brand operations with those of a national brand operation such as Savane's has provided it with a significant competitive advantage.

         The Company's apparel line focuses on basic, recurring styles that the Company believes are less susceptible to fashion obsolescence and less seasonal in nature than fashion styles. Most of the Company's products are derived from six production platforms, or "chassis," each of which incorporates basic features requiring distinct manufacturing processes, such as inclusion of an elastic waistband, a jeansband or button-flap pockets. The six basic chassis are modified to produce separate styles through variations in cut, fabric and finish. This process enables the Company to achieve both manufacturing simplicity and efficiencies while producing a wide variety of products through distinctions in color and style.

         Under private brand programs, products receive customer-specific labeling and packaging upon receipt of confirmation of a customer order. As a result, a common SKU (i.e. style, color, and size), differentiated only by labeling and packaging, can be sold by both a high-end department store and a mass merchant at different retail price points. This merchandising strategy offers quick-response execution of customer orders without the associated risk of carrying customer-specific inventories. Under national brand programs, products bearing labels such as Savane(R), Farah(R), John Henry(R), Bay to Bay(R), Van Heusen(R), and Bill Blass(R) generally have the label packages applied during the assembly process and are shipped to the Company's distribution centers ready for shipment to customers upon receipt of confirmation of a customer order. Products bearing national brand labels are sold to many different customers and therefore reduce the risk of carrying customer specific inventories.

         The Company manages the manufacture and distribution of substantially all of its products utilizing a state-of-the-art 110,000 square foot cutting facility in Tampa, Florida, a 201,000 square foot cutting facility in El Paso, Texas, and independent garment assembly contractors located primarily in the Dominican Republic and Mexico, a product labeling and distribution facility located in Tampa, and a distribution facility located in Santa Teresa, New Mexico. The Company also sources certain finished garments from independent manufacturers located in Mexico, the Pacific Rim and the Middle East. The Company believes that its commitment to the use of independent contractors in the Dominican Republic anticipated the trend in the industry toward the use of the Caribbean and Mexico for production. The Company believes the establishment of its name and reputation in these areas gives it a distinct competitive advantage.

         The Company utilizes advanced technology in all aspects of its business, including apparel design, materials sourcing, production planning and logistics, customer order entry and sales demand forecasting. The Company's dedication to technology produces greater efficiencies throughout the production process and results in high-quality products, low-cost production and enhanced customer order execution. The Company typically designs its apparel lines and customer programs by tracking its customers' store-level point-of-sale (POS) system data and responding to retail demand and trends on a per Stock Keeping Unit (SKU) basis. Apparel products are developed using a computer-aided-design ("CAD") system integrated with fabric cutting to maximize product quality and materials yield. Management believes that the Company's 92% average fabric utilization rate is among the highest in the apparel industry. The Company employs stringent quality control procedures throughout its operations, from raw materials production at supplier mills through finished goods shipping. In Fiscal 1998, the return rate for quality defects was less than one percent, evidencing the impact of the Company's quality control procedures.

         Accurate and timely order execution is achieved through electronic data interchange ("EDI") order entry and quick replenishment of core SKUs. In Fiscal 1998, substantially all orders were placed via EDI. Orders generally are shipped to the retailer within three working days of receipt of shipping instructions. The Company's systems enable it to further assist the retailer by tracking point-of-sale activity by SKU and forecasting consumer demand and seasonal inventory requirements on a daily basis.

         The Company was founded in 1927. Pursuant to a tax-free reorganization consummated prior to the Company's initial public offering, the Company was merged into a newly-formed corporation organized under the laws of the State of Florida on January 27, 1997. The Company's executive offices are located at 4902 West Waters Avenue, Tampa, Florida 33634-1302, and its telephone number is 813-249-4900.


Industry

         According to a retail industry research firm, the U.S. apparel industry totaled approximately $169.2 billion in retail sales in 1997. The industry grew approximately 4.8% and 5.8% in 1997 and 1996, respectively. In 1997, the men's bottoms (i.e., pants and shorts) business represented approximately 8.0% of the total apparel market. TSI believes that the apparel industry is characterized by the following trends:

         Trend Toward Retail Merchandise Management Programs. The Company believes that major apparel retailers are increasingly outsourcing apparel merchandise management programs to minimize inventory risks and increase profitability. In addition, the Company believes that major apparel retailers are consolidating their suppliers to increase profitability by improving customer service and enhancing economies of scale. The Company believes that its ability to offer leading brands, including those acquired in the Savane acquisition, combined with the Company's private brand programs, position it well to capitalize on these trends.

         Retail Consolidation of Branded Merchandise. The Company believes that major apparel retailers are reducing the number of brands they offer in favor of a few of the most well-recognized consumer brands. Department, chain and discount store retailers have allocated increasing retail space to "in-store" apparel shops featuring individual brands merchandised with customer fixturing supplied by the branded producers. The Company believes the Savane(R), Farah(R), and licensed John Henry(R) brands are favored by their respective customers and are well-positioned to gain market share by investing in enhanced POS merchandising.

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


Business and Growth Strategy

         The Company believes that its business and growth strategies will position it to take advantage of key industry trends including: (i) an increasing emphasis by major apparel retailers on outsourced merchandise management programs for core apparel lines; (ii) a reduction by major retailers in the number of brands offered in favor of a few of the most well-recognized consumer brands; (iii) an increase in retailer and consumer demand for high-quality private brand apparel; (iv) a shift in consumer preference toward casual dress; and (v) a shift in trade policy which favors the manufacture of products in Mexico, the Caribbean and Latin America. The key elements of the Company's business and growth strategies include:

         Advanced Planning and Control Systems and Procedures. The Company employs advanced technology and comprehensive operating systems and procedures which integrate and monitor each operation to reduce inefficiencies, increase productivity and enhance customer service.

         High-Quality Products. The Company applies stringent quality standards throughout its operations, from the design of its products through the shipment of customer orders. In fiscal 1998, the application of these standards resulted in a rate of customer returns for defects of less than 1%.

         Low-Cost and Flexible Operations. The Company is organized to effect a short production cycle from the receipt of raw materials through the shipment of a customer order. The Company believes its "chassis" production concept allows it to execute more cost-effective production runs than those of its competitors. The Company outsources labor intensive garment assembly and finishing operations to independent manufacturers on a fixed cost per unit basis. This strategy reduces the personnel and capital resources invested in the production process and enables the Company to vary production levels with changes in customer demand.

         Minimized Inventory Risk. The Company believes that it minimizes its inventory risk by (i) producing focused lines of core apparel products,
         (ii) minimizing the production cycle and maximizing production flexibility and (iii) tracking customer demand trends by SKU on a per store basis.

         Customer Service. The Company provides customer satisfaction through high-quality products and customized merchandise management programs. These programs serve to increase retailer margins by outsourcing traditional retailer merchandising functions and reducing inventory risk and excessive markdowns.

         Expand Private Brand Programs for Major Retailers. The Company believes its high-quality and low-cost products, strong customer service and merchandise management capabilities position it to increase private brand market share as retailers consolidate and outsource private brand programs.

         New Product Introductions. The Company intends to develop and market products that complement existing core product lines. Targeted product categories include lines of men's casual shirts and women's sportswear. All new product lines will employ the Company's "chassis" production concept.

         Acquisitions. The Company will consider the acquisition of additional established brands as well as the acquisition of producers of complementary new product lines. The Company regularly evaluates acquisition opportunities, but currently has no agreements, arrangements or understandings with respect to any acquisitions.


Integration Plan

         TSI and Savane produce similar products and use similar production operations. Because Savane principally marketed branded products, the Company has started to realize higher average unit selling prices and higher gross margins on sales of Savane products than sales of products generated by TSI's private label programs. The Company expects this trend to continue. Because of the similarity of product lines, the Company believes that operations and unit production costs will generally be comparable.

         Subsequent to the acquisition, the Company started to implement a comprehensive plan to integrate Savane's products and operations into its existing systems. As part of this integration strategy, the Company intends to take the following actions:

         Rationalize Savane Product Offerings. The Company intends to reduce the number of styles and SKUs of Savane branded products to concentrate on only those products which the Company believes generate appropriate levels of sales and profitability. The Company believes that this reduction of Savane's product line will reduce inventory levels and costly markdown and close-out sales and improve customer service. The Company also intends to integrate Savane's private label programs with those of the Company. In addition, the Company intends to develop new products to merchandise under the Savane brands, which will conform to the "chassis" production concept.

         Develop Independent Brand Strategies. The Company intends to manage the private brands and each of the Savane(R) and Farah(R) brands and the licensed John Henry(R) brand as separate businesses with distinct brand management programs. The Savane(R) brand will continue to be marketed to the department store channel with key targeted customers including Federated Department Stores, May Co., Dillard's and Proffitt's, a division of Saks. The John Henry(R) brand will continue to be marketed exclusively through Sears, and Farah(R) brand pants, shorts and jeans will continue to be marketed through the mass merchant channel. The Company intends to invest in cooperative advertising and merchandising programs with certain key customers to enhance demand for the Savane brands. The Company plans to apply its proven merchandise management and customer service capabilities to improve Savane's partnerships with its key accounts.

         Focus on Market Analysis and Sales Forecasting. Savane has historically forecasted sales based on customer-specific and market data on a monthly basis. TSI generally forecasts sales once per week. TSI intends to initiate weekly sales forecasting for the Savane businesses and integrate the resulting sales forecasts with TSI's purchasing and production planning and control systems. The Company believes that the application of TSI's sales forecasting systems and procedures to Savane's businesses will reduce the amount of excess, slow moving and obsolete Savane inventory.

         Joint Sales and Marketing. The Company intends to market Savane's branded products to TSI's customers and TSI's private brand programs to Savane's customers. TSI's sales mix is concentrated in the wholesale clubs and mass merchant channels with modest penetration of chain stores and department stores. Savane's sales mix is strongest with department stores through its Savane(R) line of products. The Company believes that it can increase net sales through focused sales and marketing programs targeting the entire TSI and Savane customer base.

         Rationalize Production. The Company intends to apply TSI's sophisticated production planning and control systems and procedures, integrated with its sales forecasting system, to manage Savane's production. The Company also intends to convert Savane's assembly operations to modular work teams to reduce work in process inventories and increase productivity and apply TSI's production planning and control systems to reduce shipping costs and improve customer order execution.

         Consolidate  Purchasing.  The  Company  intends  to  combine  TSI's and
         Savane's raw materials purchasing to realize economies of scale, improve raw materials quality and reduce raw materials inventories. The Company expects to consolidate raw materials suppliers, institute its just-in-time inventory management programs with its leading suppliers and inspect raw materials at supplier mills before receipt.

         Distribution. Savane recently opened a new distribution facility and experienced difficulties in processing orders which has led to substantial customer order cancellations. The Company intends to apply its comprehensive operating systems and procedures to Savane's distribution system.

         Reduce General and Administrative Expenses. TSI intends to consolidate Savane into TSI's general and administrative infrastructure, which TSI believes will result in cost savings by eliminating redundancies associated with Savane's public company reporting and administrative costs, insurance coverage and professional fees. Savane's financial reporting and internal control procedures will be integrated with TSI's systems. TSI's chief financial officer and controller will assume supervisory responsibility for Savane's accounting, financial reporting and internal controls.

         Integrate MIS Functions. TSI intends to operate Savane's information systems in parallel with TSI's, evaluate the best practices of both systems and integrate systems functions as appropriate on an application-by-application basis. The separate information systems staffs will be supervised by TSI's chief information officer.

         Potential Divestiture Opportunities. The Company intends to evaluate Savane's assets in light of TSI's strategic and financial objectives and, to the extent such assets do not fit within those objectives, dispose of or discontinue operating such assets.


Integration Activity Update

         Since the acquisition of Savane on June 10, 1998, many of the activities within the Company's integration plan have started to take place. The brand management programs remain in place and the Company recently launched a national cable television and outdoor media advertising program. The sales forecasting process at Savane is now performed on a weekly basis. The sales forces have been integrated and cross merchandising has been implemented with all customers. The conversion of Savane assembly operations to modular work teams is currently being tested at two factories and will continue to be applied to remaining factories during fiscal 1999. The Company has started to receive the benefit of the combined purchasing power and has consolidated certain suppliers. The systems and procedures at the Savane distribution center have been modified and the distribution center is now achieving on-time deliveries of over 90%. Certain general and administrative functions have been consolidated and all financial reporting and internal control procedures are integrated. The MIS functions continue to run parallel and will be integrated as appropriate. The Company has disposed of Savane's retail outlet stores and is in the process of disposing of certain manufacturing facilities in Costa Rica and continues to evaluate other assets for potential divestiture.


Products

         The Company produces a core line of high quality men's casual and dress pants, shirts, coats, shorts and denim jeans as well as a core line of high quality women's casual pants and skirts. Most of the Company's apparel line focuses on basic, recurring styles that the Company believes are less susceptible to fashion obsolescence and less seasonal in nature than fashion styles. Key fabrics include 100% cotton and synthetic blends utilizing rayon, wool and polyester. Key fabric constructions include twill, denim, corduroy and wrinkle-free fabrication. The table below sets forth sales mix, expressed as a percentage of net sales, and retail price points per product category:

                                 Fiscal          Fiscal           Fiscal          Current Retail
                                  1998            1997             1996             Price Range
                               ------------    ------------    -------------    --------------------

Casual Pants                         60.5%           53.9%            56.8%        $17.99 -  $39.99
Dress Pants                          10.1             8.6              1.7          24.99 -   39.99
Denim Jeans                           3.9             5.4              7.1          16.99 -   24.99
Shorts (including denim)             22.1            32.1             34.4          11.99 -   24.99
Other (including shirts,
   coats and women's)                 3.4              --               --                   Varies
                               ------------    ------------    -------------
                                      100.0%          100.0%           100.0%

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


Customers and Customer Service

         The Company markets its products across all major apparel retail channels to approximately 90 finer department and specialty stores, catalog retailers, discount merchants and wholesale clubs. The Company's products are sold at over 6,000 outlets throughout the United States, Canada, Mexico and Central America. Sales to the Company's five largest customers represented approximately 50.9% and 71.6% of net sales during Fiscal 1998 and Fiscal 1997, respectively. Sales to Wal-Mart (including Sam's Club, the nation's largest chain of wholesale clubs), Price/Costco and Phillips-Van Heusen accounted for approximately 23.8%, 10.6%, and 6.1% respectively, of net sales during Fiscal 1998 and 28.7, 18.8% and 11.0%, respectively, of net sales during Fiscal 1997. The Company also sells its products to other major retailers, including
Dillard's, Belks, Proffitt's, a division of Saks, Dayton Hudson, Federated Department Stores, JC Penney, May Co., and Nordstrom.


         Set forth below are comparative sales mix data, expressed as a percentage of net sales, by marketing channel:

                                       Fiscal               Fiscal               Fiscal
                                        1998                 1997                 1996
                                  -----------------    -----------------    -----------------

Wholesale Club                             31.5%                46.1%                42.3%
Department store                           21.9                 10.9                 14.4
Discount and mass merchant                 20.1                 21.1                 21.4
National chain                             10.6                 12.3                 14.5
Specialty store                             8.3                  5.4                  4.7
Catalog                                     0.2                  0.2                  1.1
Other                                       7.4                  4.0                  1.6
                                  -----------------    -----------------    -----------------
                                          100.0%               100.0%               100.0%

         The Company offers its customers comprehensive brand management programs, which provide: (i) merchandise planning and support; (ii) consistently high quality products; (iii) value-added services, such as custom labeling and packaging design, just-in-time electronic order execution, and retail profitability analysis; and (iv) access to state-of-the-art sales forecasting and inventory management systems. In addition, the Company will continue to promote these capabilities to increase sales of Company brands and licensed brand name apparel offered to multiple retail accounts. The Company believes that close collaboration with its customers provides the Company's employees the opportunity to better understand the fashion, fabric and pricing strategies of the customer and leads to the generation of products that are more consistent with each customer's expectations. At the same time, the customer is given the opportunity, at minimal expense and risk, to benefit from the Company's
substantial  expertise  in  designing,   packaging  and  labeling  high  quality
products.


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


Marketing and Sales

         The Company's products are sold by sales representatives located across the United States, each of whom has many years of experience in the apparel industry. The Company also maintains a sales and marketing support staff in Tampa and El Paso dedicated to analyzing sales and marketing data.

         The Company offers each of its existing and prospective customers a marketing plan tailored to the customer's market niche. Using its marketing data and industry experience, the Company is able to create, for each existing and prospective customer and each particular product, a market plan that outlines optimum volume, timing and pricing strategies, markdown and sell-through trends and profit margins.

         The Company operates an EDI system, whereby the Company can accept EDI orders 24 hours a day and typically ship orders within three working days. In Fiscal 1998, substantially all orders were placed via EDI.

         The Company employs approximately 40 associates whose responsibility it is to visit each major retail customer store and assist the local store with product arrangement on the floor of the store as well as coordination of product shipment and restocking of racks and display tables. This service is provided free of charge to the customer.


Operations

         The Company principally cuts its fabric at its Tampa and El Paso facilities for offshore finishing and assembly. The Company also imports finished goods, principally denim jeans and shorts, shirts and coats from Mexico, the Pacific Rim and the Middle East. The Company believes that the use of numerous independent international suppliers to assemble components cut at the Company's facilities enables it to provide customers with high quality goods at significantly lower prices than if it operated its own assembly facilities.

         Overview. The Company inventories, spreads, marks and cuts virtually all of the fabric used in the manufacture of its products at its own facilities in Tampa and El Paso. The components are then assembled outside the United States, principally in the Dominican Republic and Mexico. Most private brand products are then shipped back to the Company's Tampa facilities for labeling, packaging and distribution. The Savane(R), Farah(R) and John Henry(R) labeled products are shipped back to the Company's Santa Teresa, New Mexico facility for distribution. In Fiscal 1998, the production cycle from receipt of raw materials through the availability for shipping of finished goods averaged 36 days, including raw materials inventory, transit and assembly. The Company customarily prepares, packs and ships customer orders within three working days of receipt of shipping instructions.

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

         Cutting. The Company believes that its domestic cutting facility provides it with substantial advantages over many of its competitors. Since 1989, the Company has invested in state-of-the-art computerized equipment for spreading, marking and cutting fabric. The Company's CAD system positions all component parts of a single garment in close proximity on the same bolt of fabric to ensure color consistency. This process also enables the Company to utilize approximately 92% of the fabric. The Company also has invested in air-table fabric handling equipment that eases the movement of fabric on the cutting table by the use of forced air through a grid of air ducts on the table surface. The use of such air-table fabric handling equipment reduces by more than one-half the number of workers required to handle a bolt of fabric in the cutting process. In addition, the Company uses three Gerber-brand computerized cutting systems in its Tampa facility and four Gerber-brand computerized cutting systems in its El Paso facility. The Tampa cutting systems include state-of-the-art submerged electrical and vacuum components. The use of such cutting systems significantly enhances the Company's fabric cutting capacity. Quality audits in the cutting facility are performed during various stages, from spreading of fabric through preparation for shipment to independent manufacturers for assembly.

         Assembly. After the component parts are marked and cut, they are shipped by common carrier to independent foreign manufacturers, principally in the Dominican Republic and Mexico, for assembly and finishing. The Company currently uses approximately 17 manufacturers in the Dominican Republic and 22 manufacturers in Mexico that specialize in assembling products on one or more chassis and adhere to the Company's specific operating procedures. The Company has used these manufacturers for an average of more than three years and enjoys, in effect, exclusive relations with 19 of these manufacturers in the Dominican Republic and Mexico. Several of the Company's independent manufacturers utilize various equipment, including wrinkle-free processing ovens, owned by the Company. The Company believes that the Dominican Republic offers the Company certain competitive advantages, including favorable pricing and better quality production, a long-standing and relatively stable production network, and much shorter transportation periods than goods assembled in the Pacific Rim. In addition, U.S. customs duties programs, such as Section 807, facilitate assembly in the Caribbean Basin by completely eliminating or substantially reducing the customs duties on the import of assembled U.S. components.

         There are no material formal arrangements between the Company and any of its contractors, but the Company believes that its relations with its contractors are generally good. The Company is able to shift its sources of supply depending upon production and delivery requirements and cost, while at the same time reducing the need for significant capital expenditures, work-in-process inventory and a large production work force. The Company arranges for the assembly or production of its products primarily based on orders received. The Company has traditionally received a significant portion of its customers' orders prior to placement of its initial manufacturing orders. Many of these customer orders may change with respect to colors, sizes, allotments or assortments prior to the delivery date. The Company utilizes such orders and its experience to estimate production requirements in order to secure necessary assembly or manufacturing capacity. The Company inspects prototypes of each product before production runs are commenced. The Company also performs random in-line quality control checks during and after assembly before the garments leave the contractor. The Company currently has 18 and 30 full-time quality control personnel on-site in the Dominican Republic and Mexico, respectively.

         At the time of the acquisition of Savane in June 1998, Savane owned and operated two production facilities (one sewing and one finishing) in Costa Rica and two production facilities (one sewing and one finishing) in Mexico.
Currently, only the sewing plant in Mexico remains in operation. This plant, which occupies a 73,800 square foot building in Chihuahua, Mexico, employs approximately 1,120 associates and produces casual pants and shorts.

         Labeling, Packaging and Shipping. Under the Company's private brand programs, upon confirmation of a customer order, the Company picks the appropriate items from its common inventory. Thereafter, the appropriate tags and labels, such as pocket flashers, jokers, woven labels, hang tags and leg tape, are sewn on or applied. The Savane(R), Farah(R) and John Henry(R) branded products have the appropriate tags and labels sewn on or applied at the assembly factories. The product is then packaged (e.g., placed on hangers or put in plastic packaging) and prepared for shipment in accordance with the customer's specifications. The Company generally ships orders within three days of receipt. Orders are shipped F.O.B. Tampa or Santa Teresa by customer or common carrier directly to the customer's individual stores or to its centralized distribution center. The customer pays the applicable freight charges.


Imports and Import Regulations

         The Company presently imports garments under three separate scenarios having distinct customs and trade consequences: (i) imports of finished goods (mostly from the Pacific Rim and the Middle East); (ii) imports from the Caribbean Basin and Central America; and (iii) imports from Mexico.

         For direct  importation  (mostly  from the  Pacific  Rim and the Middle
East), imported garments are normally taxed at most favored nation ("MFN") tariffs and are subject to a series of bilateral quotas that regulate the number of garments that may be imported annually into the United States. The tariffs for most of the countries from which the Company currently imports or intends to import have been set by international negotiations under the auspices of the World Trade Organization ("WTO"). These tariffs generally range between 17% and 35%, depending upon the nature of the garment (e.g., shirt, pant), its construction and its chief weight by fiber. The principal sourcing alternatives that do not enjoy MFN rates in the Far East are Vietnam and Laos. The Company does not source from these countries.

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

         The Company also imports garments from countries in the Caribbean Basin and Central America, most notably the Dominican Republic. Although much merchandise imported from these jurisdictions is subject to the identical tariff and quota consequences described above for Far Eastern importation, there are special circumstances which provide a unique tariff and quota preference for some merchandise sourced from the Caribbean Basin or Central America. The principal tariff advantage is the so-called "807" program. Under this program, merchandise produced under tariff subheading 9802.00.80, HTS, is admitted into the United States with a substantial tariff reduction. Specifically, this tariff provision provides a reduction in duty based on the value of exported U.S. components assembled into a product in a foreign jurisdiction that is subsequently reimported into the United States. In essence, the duty reduction is equal to the value of U.S. components incorporated into these assembled goods plus southbound international freight and insurance. For apparel products, such U.S. components normally consist of cut-to-shape U.S. fabric parts, finishing and trim (buttons, thread, etc.). In addition, if the fabric which is cut to create the cut component parts is also knitted, woven or formed in the United States, there is a special quota provision which provides for more liberalized access to the U.S. marketplace. This special quota provision is applicable only to certain Caribbean Basin, Central American and northern Latin American countries that have signed special agreements with the United States. Under the terms of these agreements, such products, known in the trade as "807A" or "Super 807" or "Guaranteed Access Level" products, are controlled through a much more liberal quota system. Accordingly, a country such as the Dominican Republic would have a regular quota for men's cotton bottoms produced through a normal cut, make and trim operation or through the traditional 807 process; at the same time, it would have a much bigger and, therefore, more liberal quota for merchandise produced from U.S. cloth under this Super 807 or 807A program. The Company produces significant garments under one or both of these particular programs. In those circumstances where garments qualify for both preferences, "807" and "807A," the merchandise is accorded both substantial and significant quota and tariff advantages over Pacific Rim, Middle Eastern or non-qualifying Western hemisphere goods.

         The Company also imports finished goods from Mexico under the North American Free Trade Agreement, commonly known as NAFTA. Under NAFTA, merchandise that qualifies is accorded reduced or duty-free access, depending upon the type of merchandise selected. The key requirement for NAFTA qualification for such garments is that the yarn, cloth, cut, sew and finish of the garments all take place within North America. This is commonly known as the "yarn-forward rule." Merchandise produced pursuant to these rules enters the United States at a preferential or at a zero rate and is not subject to any quota.

         In addition to the regular NAFTA program, certain imports made by the Company are also subject to a tariff preference that was created and enacted as part of the NAFTA-enabling legislation. This tariff provision, subheading 9802.00.90, HTS, provides for immediate duty-free and quota-free entry into the United States from Mexico of garments made from components which are cut to shape in the United States from U.S. knit, woven or formed cloth. This duty-free, quota-free entry would be available for pant products sourced from U.S. components cut from U.S. knitted/woven fabric. This merchandise, therefore, has an even more favorable treatment than merchandise being imported from the Caribbean Basin. The Company currently imports a limited amount of such merchandise from Mexico.

         Finally, non-NAFTA qualifying goods may be imported from Mexico. Such merchandise could be imported at reduced duty rates under the 807 (9802.00.80) program (cut in the U.S.), or special tariff rate quotas called "TPLs." Otherwise, it is subject to full duty. Such merchandise may also be subject to Mexican quotas that are effective for some products until 2004.

         See also  Note 13 to Notes to  Consolidated  Financial  Statements  for
information   regarding   financial   information  about  foreign  and  domestic
operations and export sales.


Personnel

         At November 28, 1998, the Company had 2,622 associates, including 26 in the Dominican Republic, 1,118 in Mexico, 80 in the United Kingdom, 28 in Australia, and 11 in New Zealand. Of the total, approximately 484 hold executive and administrative positions, approximately 27 are engaged in design and merchandising, approximately 1,514 are engaged in production (e.g., marking, cutting, assembly and labeling), approximately 110 are engaged in sales, approximately 439 are engaged in distribution and approximately 48 are engaged in quality control. Approximately 100 of Savane's domestic employees are members of the Union of Needletrades Industrial and Textile Employees. The collective bargaining agreement with these employees expires in February 2000. Approximately 750 of Savane's employees in Mexico are members of Sindicato de Trabajadores de la Industria Costurera, Similaries y Conexes, C.T.M. The collective bargaining agreement with these employees expires in December 1998. The Company considers its relations with its employees to be generally good.

         The Company is committed to developing and maintaining a well-trained workforce. The Company provides or pays for in excess of 20,000 hours of continuing education annually for its employees on subjects ranging from computers to foreign languages. The Company is equally committed to the well-being of its employees. The Company offers its full-time employees and their families a comprehensive benefits package that includes a 401(k) plan, a choice of group health insurance plans, term life insurance (with an option to purchase additional coverage), a choice of dental plans, and a vision plan. The Company also offers tuition reimbursement for business-related courses and pays a retirement bonus to persons employed by the Company for twenty-five years or more. The Company maintains a recreation area and health club facilities in Tampa for the use and enjoyment of its employees and their families. The Company also enjoys long-standing relationships with certain of its independent assembly contractors in the Dominican Republic and Mexico and has contributed financial resources to improving conditions for their employees.


Management Information Systems

         The Company believes that advanced information processing is important to maintain its competitive position. Consequently, the Company continues to upgrade its management information systems in order to maintain better control of its inventory and to provide management with information that is both more current and more accurate than was available previously. The Company's management information systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company has purchased and implemented a software program that enables the Company to track, among other things, orders, manufacturing schedules, inventory and unit sales of its products. In addition, to support the Company's flexible inventory replenishment program, the Company has an EDI system through which customer inventories can be tracked and orders automatically placed by the retailer with the Company. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources). The Company is in the process of implementing SAP/AFS, an enterprise-wide software package that will serve the Tampa facilities. The Company expects to complete the implementation during fiscal 1999. The Company recently implemented a new enterprise-wide software package that will serve the El Paso and Santa Teresa facilities.


Competition

         The apparel industry is highly competitive and the Company competes with numerous apparel manufacturers, including brand name and private label producers, and retailers that have established, or may establish, internal product development and sourcing capabilities. The Company's main competitors are Levis Straus & Co., Haggar Corp., and other private label producers. The principal markets in which the Company competes are the United States, United Kingdom, and Southeast Asia. The Company's products also compete with a substantial number of designer and non-designer product lines. Many of the Company's competitors and potential competitors have greater financial, manufacturing and distribution resources than the Company. The Company believes that it competes favorably on the basis of quality and value of its programs and products, price, the production flexibility that it enjoys as a result of its cutting and labeling capabilities and its sourcing network, and the long-term customer relationships it has developed. Nevertheless, any increased competition from manufacturers or retailers, or any increased success by existing competition, could result in reductions in unit sales or prices, or both, which could have a material adverse effect on the Company's business and results of operations.


Trademarks and Licenses

         The Company holds or has applied for 119 U.S. trademark registrations covering its various brand names. The Company believes that its Savane(R), Farah(R), Flyers?, and Bay to Bay(R) trademarks are material to its business. The word marks Savane(R), Farah(R), and Bay to Bay(R) are registered with the United States Patent and Trademark Office. These registrations expire in 2007, 2005, and 2001, respectively, and are subject to renewal. Pursuant to separate license agreements, the Company has the exclusive rights to use (i) the John Henry(R) trademark with respect to men's bottoms and coats distributed or sold in the United States, its territories and possessions, U.S. Military bases worldwide and Canada, and (ii) the Bill Blass(R) trademark with respect to casual pants and shorts, jeans and certain pre-hemmed dress pants distributed or sold in the United States, Mexico and Canada and (iii) the Generra(R) trademark with respect to the design, manufacture and wholesale in the United States and Canada of men's casual pants, shorts and dress slacks (excluding open bottom construction) and men's jean-constructed bottoms made of denim or heavy weight fabrics (excluding open bottom construction). These licenses expire in 2003, 2000 and 1999, respectively. The license agreement with respect to the Generra(R) trademark is subject to two renewal options that expire September 30, 2002 and 2005, respectively. The license agreement with respect to the John Henry trademark is subject to seven renewal options which extend the expiration date through 2038. The Company believes that it has the exclusive use of all of its owned and licensed trademarks.


Credit Facilities

         The Company needs significant working capital to purchase inventory and finance accounts receivable and, consistent with industry practice, is often required to post letters of credit when placing an order with certain international manufacturers. Currently, a substantial portion of the Company's working capital requirements are met through a new $110 million credit facility with a syndicate of banks (the "Facility"), which expires in June 2003.


Factoring of Accounts Receivable

           Historically, the Company has sold substantially all of its trade accounts receivable to a factor that assumes virtually all of the credit risk with respect to collection of such accounts. The factor pays the Company the receivable amount upon the earlier of (i) receipt by the factor of payment from the Company's customer or (ii) 120 days past the due date for such payment. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves or limits a sale to a customer and the Company decides to proceed with the sale, the Company bears some credit risk. The factoring agreement expires in September 2001, at which time the Company intends to renew or replace it. At the time of the acquisition of Savane, the Company established a factoring arrangement for the sales of Savane under terms that are similar to those of the Company.


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


Backlog

         At October 3, 1998, including the orders of Savane, the Company had unfilled customer orders of approximately $292.8 million. All of such orders are scheduled for shipment in Fiscal 1999. At September 27, 1997, the Company had unfilled customer orders of approximately $135.8 million. Fulfillment of orders is affected by a number of factors, including revisions in the scheduling of manufacture and shipment of the product which, in some instances, depends on the demands of the retail consumer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful, and the level of unfilled orders at any given time may not be indicative of eventual actual shipments.


Executive Officers of the Registrant

         The following table provides the names and ages of the Company's executive officers, and the positions and offices currently held by each of them:

      Name                          Age                            Position(s)

      William W. Compton            55       Chairman of the Board, Chief Executive Officer and Director
      Richard J. Domino             50       President
      Michael Kagan                 59       Executive Vice President, Chief Financial Officer,
                                               Secretary and Director

         William W. Compton has served as Chairman of the Board, Chief Executive Officer and a Director of the Company since November 1989. He also served as President of the Company from November 1989 to November 1994. Mr. Compton has over 30 years of experience in the apparel industry. Prior to joining the Company, he served as President and Chief Operating Officer of Munsingwear, Inc., an apparel manufacturer and marketer, President/Executive Vice President of Corporate Marketing for five apparel divisions of McGregor/Faberge Corporation and President, U.S.A. and a director of Farah Manufacturing Corporation.

         Richard J. Domino joined the Company in 1988 and has served as President of the Company since November 1994. Mr. Domino served as Senior Vice President of Sales and Marketing from January 1994 to October 1994 and Vice President of Sales from December 1989 to December 1993. He has over 25 years experience in apparel-related sales and marketing. Before joining the Company, Mr. Domino was employed by Thompson Sportswear, Inc., a men's apparel manufacturer and marketer, as its Sales Manager for the Northwest Territory, and by Haggar Corp., a men's apparel manufacturer and marketer, as its New Jersey Salesman.

         Michael Kagan has served as Executive Vice President, Chief Financial Officer, Secretary and a Director of the Company since November 1989. He was also Treasurer of the Company from November 1989 to January 1998. Mr. Kagan has more than 32 years experience in the apparel industry. Prior to joining the Company, Mr. Kagan served as Senior Vice President of Finance for Munsingwear, Inc. and as Executive Vice President and Chief Operating Officer of Flexnit Company, Inc., a manufacturer of women's intimate apparel.


Item 2.  Properties

         The Company's corporate headquarters are located in Tampa, Florida and is owned by the Company. The Company considers both its domestic and international facilities to be suitable and adequate and to have sufficient productive capacity for current operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting the Company's Business and Prospects.")

         The following table reflects the general location, use and approximate size of the Company's significant real properties currently in use:

                                                                                    Approximate          Owned/
          Location                                   Use                          Square Footage       Leased (1)
------------------------------    -------------------------------------------    ------------------    ------------

Tampa, Florida                    Corporate Offices/Distribution Warehouse                 190,000     Owned
Tampa, Florida                    Fabric cutting facility                                  110,000     Owned
Chihuahua, Mexico                 Garment  manufacturing  plant                             73,800     Owned
San Jose, Costa Rica              Garment  manufacturing  plant                            124,000     Owned (2)
Cartago, Costa Rica               Garment  manufacturing  plant                             77,000     Owned (2)
Auckland, New Zealand             Office/Warehouse                                           9,000     Owned
El Paso, Texas                    Administrative office                                     43,500     Leased
El Paso, Texas                    Fabric cutting facility                                  201,000     Leased
Sydney, Australia                 Office/Warehouse                                          29,000     Leased
Suva, Fiji                        Two garment  manufacturing  plants                        35,000     Leased (3)
Witham, United Kingdom            Office/Warehouse                                          57,000     Leased
Santa Teresa, New Mexico          Distribution Warehouse                                   250,000     Leased
Juarez, Mexico                    Garment  manufacturing  plant                             73,500     Leased (2)
Queretero, Mexico                 Warehouse                                                 32,700     Leased (2)

(1)      See Note 6 of Notes to Consolidated Financial Statements for a discussion of lease terms.
(2)      Currently unoccupied.
(3)      The facilities are leased by a 50% joint venture of which the Company is a party.


Item 3.  Legal Proceedings

         On March 21, 1997, Levi Straus & Co. brought suit against the Company in United States District Court for the Northern District of California. The complaint alleges, among other things, that several marks in the Company's family of Flyers(TM) trademarks and certain trade dress used in the labeling and packaging of the Company's Flyers(TM) and Bay to Bay(R) products infringe upon certain of plaintiff's proprietary trademark and trade dress rights in violation of federal Lanham Act and California law. The complaint seeks injunctive relief, as well as treble damages and attorneys' fees. Levi Strauss & Co. has also filed opposition proceedings in the United States Patent and Trademark Office against the Company's trademark applications for two marks in the Flyers(TM) family of marks. These opposition proceedings have been suspended pending resolution of the litigation. In addition, plaintiff had indicated that it believes that certain trade dress used in the labeling and packaging of the Company's Bill Blass(R) brand dress slacks also infringes upon certain of plaintiff's proprietary trade dress rights. In an attempt to limit the Company's liability, if any, with respect to such alleged infringement, the Company has unilaterally altered the trademark and trade dress which are currently the subjects of this litigation. The Company previously reported that the parties appeared to be very close to finalizing a settlement agreement; however, a final settlement agreement was not ultimately agreed upon and the parties have re-commenced litigation activities. The parties are continuing settlement discussions while the litigation ensues. The Company intends to vigorously defend these claims, but remains open to reasonable settlement terms. Given the vagaries of litigation, the Company cannot predict the outcome of this suit. If plaintiff prevails, the outcome could have a material adverse effect on the Company's business, results of operations or financial condition.

         As previously reported, on July 3, 1997, Out-of-Mexico Apparel, Ltd. brought suit against the Company in California Superior Court for, among other things, breach of contract, breach of a non circumvention agreement, and violation of the California Unfair Business Practices Act. The complaint alleged that the Company entered into contracts for the manufacture of apparel with certain manufacturers in contravention of a customer non-disclosure and non-circumvention agreement between Out-of-Mexico Apparel, Ltd. and the Company. The complaint sought compensatory damages and pre-judgement interest, punitive damages and the costs of suit. The Company has reached a settlement with the plaintiffs in November 1998 for an amount that did not materially affect the Company's operating results.

         On December 30, 1997, the Company brought suit against Bremen Trousers Inc. ("Bremen") in the State Circuit Court in Tampa, Florida seeking a declaratory judgement that the Company has the right to manufacture and sell casual pants with "busted seams" using the Bill Blass(R) label pursuant to a license agreement (the "Pincus License Agreement") between the Company and Pincus Bros., Inc. ("Pincus"). Bremen is a licensee of Pincus under a separate license agreement. In March 1998, the Company filed an amended complaint, which added Pincus as a defendant, alleging breach of contract against Pincus and tortuous interference with business relations against Bremen. Also in March 1998, Pincus and Bremen filed a separate complaint against the Company, alleging, among other things, that the Company violated the terms of the Pincus License Agreement by manufacturing "busted seam" pants. Pincus and Bremen sought unspecified damages and other non-monetary relief. The Company reached a settlement agreement in October 1998 with regard to this litigation that did not require that the Company pay any monetary amounts.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has been traded on The Nasdaq National Market under the symbol "TSIC" since its initial public offering on October 28, 1997. The initial public offering price of the Common Stock was $12.00 per share. Prior to such time, there was no established public trading market for the Company's Common Stock. At December 15, 1998 there were approximately 115 record holders of the Company's Common Stock, and the Company estimates that there were approximately 1,000 beneficial holders as of the same date. The following sets forth the quarterly high and low last sale prices per share of the Common Stock as reported by the Nasdaq National Market for the last fiscal year.

      Fiscal Year Ended
       October 3, 1998                  High                 Low
-------------------------------    ----------------    -----------------

First Quarter                          13 1/4               10
Second Quarter                         10 1/8               14 1/8
Third Quarter                          23 3/8               13 5/8
Fourth Quarter                         24 3/4               16 3/4


         The transfer agent for the Common Stock is Firstar Trust Company, Milwaukee, Wisconsin.

         The Company has not declared or paid any cash dividends on the Common Stock since 1989. The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate declaring or paying any cash dividends in the foreseeable future. Moreover, each of the new senior credit facility, (the "Facility") and the indenture (the "Indenture") underlying the 11% Senior Subordinated Notes due 2008 (the "Notes") contains a covenant expressly prohibiting the payment of any cash dividends. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources," and Note 5 to the Consolidated Financial Statements.")


Item 6.  Selected Financial Data

         The following selected financial data (in thousands, except share and per share data) are derived from the consolidated financial statements of the Company for each of the five years in the period ended October 3, 1998. These consolidated financial statements have been audited and reported upon by Ernst & Young LLP, independent certified public accountants.

                                                                  Fiscal Year Ended
                                     -----------------------------------------------------------------------
                                      October 3,   September 27,  September 28,  September 30,  October 1,
                                         1998          1997           1996           1995          1994
Statement of Income Data:

Net sales                                $263,976       $151,692       $117,355       $110,064     $100,359
Gross profit                               68,889         36,055         26,223         22,206       24,682
Selling, general and administrative
    expenses                               43,204         19,443         15,189         15,060       14,291
Operating income                           25,685         16,612         11,034          7,146       10,391
Interest expense                            6,866          2,889          2,498          3,160        2,115
Income before income taxes                 17,283         13,176          7,916          2,985        8,591
Net income                                 10,802          8,269          5,171          2,160        4,978
Net  income  per  common   share  -          1.43           1.37           0.86           0.36         0.83
diluted
Weighted average number of shares
    used  in  the   calculation   -     7,550,000      6,015,000      6,015,000      6,015,000    6,015,000
    diluted (1)

                                                                       At
                                     -----------------------------------------------------------------------
                                      October 3,   September 27,  September 28,  September 30,  October 1,
                                         1998          1997           1996           1995          1994
Balance Sheet Data:

Working capital                          $107,397        $30,234        $25,483        $31,655      $23,600
Total assets                              297,476         69,658         63,415         55,237       52,023
Long-term debt and obligations
    under capital leases                  171,494         24,055         24,162         27,175       20,973
Shareholders' equity                       50,964         26,651         18,382         13,211       11,051

(1)  Computed on the basis described in Notes to Consolidated Financial Statements



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The Company manages the production of substantially all of its products utilizing Company-owned facilities in Tampa, Florida and El Paso, Texas and independent assembly manufacturers located in the Dominican Republic and Mexico. Savane currently produces a limited amount of finished goods in a company-owned manufacturing facility in Mexico. The Company also sources finished goods from independent suppliers. For goods assembled by independent manufacturers, the Company purchases and inventories all of its raw materials and cuts its fabric in it's Tampa and El Paso cutting facilities based on expected customer orders. The Company ships cut fabric parts and other product components via common carrier to the independent manufacturers, who assemble components into finished garments (except for labeling and packaging in the case of private brand products) and perform certain finishing processes. The Company pays its independent manufacturers based on a specified unit price for actual first-quality units produced. Accordingly, a substantial portion of the Company's production labor and overhead is variable. The Company has no material contractual arrangements with its manufacturers. The Company ships assembled goods from the Dominican Republic and Mexico to its Tampa and Santa Teresa, New Mexico distribution centers via common carrier. Upon receipt of a customer order confirmation, the Company ships orders to customers or, in the case of private brand products, attaches designated labels and point-of-sale packaging and then ships orders to customers.

         The following  discussion of the  Company's  results of operations  and
financial   condition   should  be  read  in  conjunction   with  the  Company's
consolidated financial statements and notes thereto.

Results of Operation

As a result of the acquisition of Savane on June 10, 1998, the fiscal 1998 results of operations may not be comparable to prior years. The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of operations expressed as a percentage of net sales:

                                                       Year Ended
                                   ----------------------------------------------------
                                      October 3,      September 27,    September 28,
                                         1998             1997              1996
                                         ----             ----              ----

Net sales                                   100.0%           100.0%            100.0%
Cost of goods sold                           73.9             76.2              77.7
                                             ----             ----              ----
Gross profit                                 26.1             23.8              22.3
Selling, general and
    administrative expenses                  16.4             12.8              12.9
                                             ----             ----              ----
Operating income                              9.7             11.0               9.4
Interest expense                              2.6              1.9               2.1
Bridge loan funding fee                       0.2               --                --
Other expense, net                            0.4              0.4               0.6
                                              ---              ---               ---
Income before income taxes                    6.5              8.7               6.7
Provision for income taxes                    2.4              3.2               2.3
                                              ---              ---               ---
Net income                                    4.1%             5.5%              4.4%
                                              ====             ====              ====


Fiscal 1998 Compared to Fiscal 1997

         Net Sales. Net sales for Fiscal 1998 were $264.0 million as compared to $151.7 million for Fiscal 1997, an increase of $112.3 million or 74.0%. The increase was due to an increase in units shipped and an increase in average selling price per unit, both of which were caused by the inclusion of Savane's operations since the date of acquisition as well as increased market penetration and brand acceptance.

         Gross Profit. Gross profit for Fiscal 1998 was $68.9 million or 26.1% of net sales as compared with $36.1 million or 23.8% of net sales for Fiscal 1997. The increase in gross margin was driven by a change in mix to higher margin products caused primarily by the inclusion of Savane's higher margin branded product sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for Fiscal 1998 were $43.2 million, or 16.4% of net sales, as compared to $19.4 million, or 12.8% of net sales for Fiscal 1997. The increase in selling, general and administrative expenses was primarily due to higher advertising and brand support related expenses as well as higher general and administrative expenses associated with the Savane operations.

         Interest Expense. Interest expense for Fiscal 1998 was $6.9 million as compared to $2.9 for Fiscal 1997. The increase was due to the increase in average outstanding borrowings caused by the acquisition of Savane, including Savane's outstanding borrowings as of the date of the acquisition and the Company's issuance of $100 million of the Notes, the proceeds of which were used to finance the acquisition of Savane.

         Bridge Loan Funding Fee. The Company entered into a $100 million bridge financing facility to finance the Savane acquisition until the closing of the offering of $100 million of the Notes. The bridge loan funding fee of $500,000 was incurred to originate the bridge financing.

         Income Taxes. The Company's effective tax rate for Fiscal 1998 was 37.5% as compared with 37.2% in Fiscal 1997.

         Net Income. As a result of the above factors, net income for Fiscal 1998 was $10.8 million, or 4.1% of net sales, as compared to $8.3 million, or 5.5% of net sales, for Fiscal 1997.

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

Liquidity and Capital Resources

         Prior to the acquisition of Savane, the Company's primary capital requirements have been the funding of the growth in operations and capital expenditures. The Company has historically financed its growth in sales and the resulting increase in inventory and receivables through a combination of operating cash flow and borrowings under its senior credit facility.

         On June 10, 1998, the Company closed on the Facility, which provides for borrowings of up to $110 million, subject to certain borrowing base limitations. The Facility was obtained in conjunction with the Company's acquisition of Savane and was used to refinance indebtedness then outstanding under the Company's previous senior credit facility, to refinance indebtedness of Savane, to pay fees incurred in connection with the acquisition of Savane and with the Facility, and for general corporate purposes. Borrowings under the Facility bear variable rates of interest (8.4% at October 3, 1998) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of October 3, 1998, excluding outstanding letters of credit of approximately $12.8 million, an additional $30.1 million was available for borrowings under the Facility.

         In addition, on June 10, 1998, the Company closed a $100 million bridge financing facility (the "Bridge Facility"). Borrowings of $100 million under the Bridge Facility and approximately $70.4 million under the Facility were incurred to finance the purchase price for the acquisition of Savane, the repayment of indebtedness outstanding under the Company's and Savane's former senior credit facilities and the redemption of $1.7 million of Savane's 8.50% convertible subordinated debentures due 2004. As discussed below, debt under the Bridge Facility was repaid in full with the $95.6 million of net proceeds from the offering and sale of the Notes, together with borrowings of approximately $4.4 million under the Facility. A funding fee of $500,000 was paid to the lender under the Bridge Facility, which was amortized to expense over the 14-day life of the loan.

         On June 24, 1998, the Company closed the issuance and sale of $100 million of the Notes through a private placement. Under the terms of the indenture agreement underlying the Notes, the Company will pay semi-annual interest at the rate of 11% for ten years at which time the entire principal amount is due. The net proceeds from the Notes were used to repay a portion of the borrowings outstanding under The Bridge Facility.

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

         Pursuant  to  two  separate   factoring   agreements   (the  "Factoring
Agreements"), the Company factors substantially all of its accounts receivable. The Factoring Agreements provide that the factor will pay the Company an amount equal to the gross amount of the Company's accounts receivable from customers, reduced by certain offsets, including among other things, discounts, returns and a commission payable by the Company to the factor. The commission ranges from
 .18% to .28% of the gross amount factored. The factor subjects all sales to its credit review process and assumes 99.9% of the credit risk for amounts factored
pursuant  to  the  Factoring   Agreements.   Funds  are  transferred  to  reduce
outstanding borrowings under the Facility once payment is received from the factor. The factor pays the Company the receivable amount upon the earlier of
(i) receipt by the factor of payment from the Company's customer or (ii) 120 days past the due date for such payment. The Factoring Agreements expire in 2001.

         As a result of the acquisition of Savane in June 1998, certain consolidation and cost savings activities have transpired that will impact the Company's capital resources. Specifically, the Company has chosen to exit certain owned or leased facilities or dispose of certain operations. The sale of owned facilities will generate cash while the payment of lease termination costs or other exit costs (including severance) will utilize cash. In November 1998, the Company disposed of Savane's 32 retail outlet stores to an unrelated third party. Under the terms of the sale, the buyer paid the Company approximately $1.3 million in cash, received approximately $4.6 million in assets, and assumed approximately $5.3 million in outstanding lease obligations.

         During Fiscal 1998, the Company used $1.6 million of cash in its operations. This was primarily the result of net income of $10.8 million (which included non-cash charges of approximately $4.8 million) and an increase in accounts payable of $2.6 million, offset by an increase in accounts receivable and prepaid expenses and other assets of $13.5 million and $7.9 million, respectively.

         The Company has historically financed its capital expenditures through a combination of operating cash flow and long-term borrowings. Capital expenditures were $6.9 million and $5.2 million for Fiscal 1998 and Fiscal 1997, respectively. The expenditures primarily relate to the upgrade or replacement of the Company's existing equipment and computer systems including hardware and software and consulting fees related to the new system.

         During Fiscal 1999, the Company anticipates capital expenditures to total approximately $10 million include completing the installation of its new computer system, the upgrading or replacement of other ancillary existing computer systems and the upgrading or replacement of certain existing equipment. Additionally, due to increases in volume, the Company intends to add approximately 90,000 square feet to its distribution center in Tampa.

         At October 3, 1998 and at September 27, 1997, the Company had working capital of $107.4 million and $30.2 million, respectively. The increase in working capital was due primarily to the working capital acquired with the acquisition of Savane. Additionally, working capital was impacted by a $13.5 million increase in accounts receivable. The Company expects its working capital needs will continue to fluctuate based on seasonal increases in sales and accounts receivable and seasonal decreases in trade accounts payable.

         The Company received $17.3 million in proceeds from its initial public offering in October 1997. Of the proceeds, $3.9 million was used to redeem the Company's preferred stock, $10.6 million was used to reduce amounts outstanding under the Facility and the remainder was invested for use in operations.

         The Company believes that the combination of existing working capital, funds anticipated to be generated from operating activities and the borrowing availability under the current and anticipated credit agreements will be sufficient to fund both its short-term and long-term capital and liquidity needs.


Impact of Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The provisions of Statement 130 are effective for periods beginning after December 15, 1997 and adoption of Statement 130 is not expected to have a material impact on the consolidated financial position or results of operations.

         In June 1997, the FASB issued Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprises and Related Information." Statement 131 establishes standards for segment reporting and disclosure of additional information on products and services, geographic areas, and major customers. The Company is assessing implementation of the disclosure requirements of this standard which is effective for periods beginning after December 15, 1997. The adoption of Statement 131 may result in additional financial statement disclosure.


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

         In fiscal 1998, The Company completed the evaluation and modification of all of its information techno9logy systems with regard to the Year 2000 issue. The amount expensed by the Company to accomplish this process was not material to the operations or financial condition of the Company, and has been included in its entirety in the results of operations for fiscal 1998. The Company believes that all of its information technology systems are now Year 2000 compliant.

         Based on assessments made during fiscal 1996 and 1997, Savane decided to replace its entire inventory management, warehouse distribution and order processing systems so that those systems will be Year 2000 compliant. The new systems became operational in early December 1998 and therefore, all existing systems are now Year 2000 compliant.

         Should there be any portions of the Company's information systems that were overlooked in the remediation process, or become susceptible to the Year 2000 subsequent to such remediation as the result of interaction with supplier or customer systems, or otherwise, the impact could be felt throughout the Company's main operating system which includes subsystems related to customer analysis, order processing, planning, procurement, production and sales. Information technology plays a vital role in almost every aspect of the Company's operations. See "Business - Management Information Systems." In addition, the Year 2000 issue would strike at a time of the calendar year that is one of the Company's busiest in terms of production and distribution. While the Company believes that it will be able to sustain normal operations even without any of its information technology systems, this could only continue for a short period of time. The resources necessary to address any Year 2000 issue which may arise will not be available entirely from internal personnel, and the Company will be forced to contract with third-party consultants. At this time, the Company does not have any such third-party consultants under contract and does not anticipate that it will enter into any such contracts prior to the end of calendar 1999. Further, the Company does not anticipate that it will stockpile raw materials or inventory in advance of the end of calendar 1999.

         The worst case scenario for the Company would occur if the new management information system currently being implemented was not operational at December 31, 1999. To plan for this possibility, and as noted above, the Company" current systems have been modified and are now Year 2000 compliant. Based on the Company" current Year 2000 compliant status, the Company believes a contingency plan is not necessary.

         The Company has communicated with all significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. As of the date of this report, substantially all of the Company's suppliers and customers have informed the Company that their systems are or will be Year 2000 compliant within the next six months. If certain suppliers were not able to remediate their own Year 2000 issues, it could affect the Company's ability to order and receive raw materials shipments on a timely basis, which will have a direct and adverse impact on the Company's production schedule. This will then affect the Company's ability to fill customer orders on a timely basis, the result of which may be a loss of customer sales. In addition, if the Company's customers do not remediate their systems, it could affect the Company's ability to receive order information through EDI and receive POS inventory information, both of which will also have a direct and adverse impact on the Company's sales.


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


Euro Conversion Issue

         On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rats between their existing currencies and the Euro and to adopt the Euro as their common legal currency (the "Euro Conversation"). The Company has begun consideration of the effects of the Euro Conversation on its operations, but it is currently unsure of the potential impact that the Euro Conversion will have on its business, financial condition and results of operations, particularly as the Euro Conversation relates to the Company's European operations.


Risk Factors Affecting the Company's Business and Prospects

We must successfully integrate Savane into our existing operations to remain profitable.

     The acquisition of Savane resulted in a significant increase in the scope of our business. Specifically, as a result of the acquisition of Savane, we have significantly increased the total scale of our operations, including: (i) the number of our branded and private brand apparel offerings, (ii) the number of our manufacturing and other operating locations, (iii) the number of our employees, and (iv) our geographical scope. Management must devote substantial attention and financial resources to address the coordination of our purchasing, distribution, manufacturing and warehousing for the combined companies; the coordination of our sales and marketing operations; and the implementation of appropriate financial and management systems. Our inability to successfully integrate Savane in a timely and efficient manner could have a material adverse affect on our business, results of operations and financial condition.

     We expect to realize certain cost savings and business synergies as a result of our acquisition of Savane. However, realization of these savings and synergies could be affected by a number of factors beyond our control, such as general economic conditions, increased operating costs, the response of our competitors, customers or employees and regulatory developments. There can be no assurance that we will achieve the expected cost savings and business synergies.

To acquire Savane we incurred a substantial amount of debt that will require successful future operating performance and financial results and may impose important limitations on us.

     As a result of the acquisition of Savane, we are highly leveraged. The degree to which we are leveraged will have important consequences, including the following:

     - a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our debt and will not be available for other purposes;
     - our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be impaired;
     - our leverage may increase our vulnerability to economic downturns and limit our ability to withstand competitive pressures;
     - our ability to capitalize on significant business opportunities may be limited; and
     - our leverage may place us at a competitive disadvantage in relation to less leveraged competitors.

     Our ability to meet our debt service obligations will depend on our future operating performance and financial results, which will be subject in part to factors beyond our control. Although we believe that our cash flow will be adequate to meet our interest and principal payments, there can be no assurance that we will generate earnings in the future sufficient to cover our fixed charges. If we are unable to generate earnings in the future sufficient to cover our fixed charges and are unable to borrow funds from existing credit facilities or from other sources, we may be required to refinance all or a portion of our existing debt or to sell all or a portion of our assets. There can be no assurance that a refinancing would be possible, nor can there be any assurance as to the timing of any asset sales or the proceeds that we could realize therefrom. In addition, the terms of the debt restrict our ability to sell assets and the use of the proceeds therefrom.

     If for any reason, including a shortfall in anticipated operating results or proceeds from asset sales, we were unable to meet our debt service obligations, we would be in default under the terms of our existing debt. In the event of such a default, some of our lenders could elect to declare certain debt to be immediately due and payable, including accrued and unpaid interest, and to their commitments to provide future funding. In addition, such lenders could proceed against the collateral securing the debt, which consists of substantially all of our current and future personal property. Default on our senior debt obligation could result in a default under our other debt or result in bankruptcy.

The terms of our existing debt place significant restrictions on our ability to pursue financial and strategic opportunities.

     The terms of our existing debt contain a number of significant covenants that, among other things, restrict our ability to:

          - dispose of assets,
          - incur additional debt,
          - repay other debt,
          - pay dividends,
          - make certain investments or acquisitions,
          - repurchase or redeem capital stock,
          - engage in mergers or consolidations,
            or engage in certain transactions with subsidiaries and affiliates, and
          - engage in certain corporate activities.

     There can be no assurance that these restrictions will not adversely affect our ability to finance future operations or capital needs or engage in other business activities that may be in our best interest. In addition, the terms of our existing debt require us to maintain compliance with certain financial ratios. Our ability to comply with such ratios may be affected by events beyond our control. A breach of any of these terms or our inability to comply with the required financial ratios could result in our default under the terms of other debt or result in bankruptcy.

We may not be able to successfully identify, acquire and profitably operate companies and businesses that are compatible with our operations.

         We continually evaluate the potential acquisition of other companies, brands and producers of complementary product lines. Our search may not yield any complementary companies or brands, and even if we do find a suitable acquisition we may not be able to obtain sufficient financing to fund the purchase. We may not be able to successfully integrate the operations of any company that we acquire into our own operations and we cannot assure you that the acquired operation will achieve the results we expected. For example, the acquired business may not achieve revenues, profits or productiveness at the same levels as our existing operations. The success of any acquisition will also depend upon our ability to retain or hire, and then train key personnel. Acquiring another company or business may also have negative effects on our business, results of operations and financial condition because our officers and directors may focus their attention on completing the acquisition, or because other resources may be diverted to fulfilling the needs of the acquisition.

         We compete with other companies who have greater resources than we do for the opportunities to buy other companies and businesses and to expand our operations. As a result, even if we do identify a suitable acquisition, we may lose the acquisition to a competitor who offers a more attractive purchase price. At this time, we do not have any agreement or arrangement to buy any other company or business, or to expand our operations.

Our financial success is linked to that of our customers, and to our customers' commitment to our products.

         Our financial success is directly related to the success of our customers and the willingness of our customers, in particular our major customers, to continue buying our products. The following chart shows who our major customers are, and the percentage of our net sales that their purchase of our products comprises:

                                 Percentage of Our Net Sales
                                      for the Year Ended
      Major Customer                   October 3, 1998
----------------------------    -------------------------------

Wal-Mart                                    23.8%
Price/Costco                                10.6%
Phillips-Van Heusen                          6.1%


         We do not have long-term contracts with any of our customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer or by us. Accordingly, the number of unfilled orders at any given time is not indicative of the number that will eventually be shipped. If we cannot timely fill our customers' orders, our relationships with our customers may suffer, and this could have a material adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our major customers experiences a significant downturn in its business, or fails to remain committed to our programs or brands, then these customers may reduce or discontinue purchases from us, which would have a material adverse effect on our business, results of operations and financial condition. See "Business-Customers and Customer Service."

We are subject to changes in the apparel industry, including changing fashion trends and consumer preferences.

         The apparel industry has historically been subject to cyclical variations. A recession in the general economy, or any other events or uncertainties that discourage consumers from spending, could have a significant effect on our sales and profitability. We believe that our success is largely dependent on our ability to anticipate and respond promptly to changing consumer demands and fashion trends in the design, styling and production of our products. If we cannot gauge consumer needs and fashion trends and respond appropriately, then consumers may not purchase our products and this would have a material adverse effect on our business, results of operations, and financial condition.

         Various apparel retailers, some our customers, have in recent years experienced financial problems. Many have been subject to bankruptcy, restructuring, or liquidation, while others have consolidated ownership and centralized buying decisions. This increases our risk of extending credit to these retailers, and may lead us to reduce or discontinue business with such customers, or to assume more credit risk relating to their receivables. Either one of these actions could have a material adverse effect on our business, results of operations and financial condition. See "Business - Industry."

We compete with manufacturers and retailers in the highly competitive apparel industry.

         We compete with many apparel manufacturers, including brand name and private label producers and retailers who have, or may have, the capability to develop their product and source their products internally. Our products are also in competition with many designer and non-designer product lines. Our products compete primarily on the basis of price, quality, and our ability to satisfy customer orders in a timely manner. Our failure to satisfy any one of these factors could cause our customers to purchase products from our competitors. Many of our competitors and potential competitors have greater financial, manufacturing and distribution resources than we do. If manufacturers or retailers increase their competition with us, or if our current competitors become more successful in competing with us, we could experience material adverse effects on our business, results of operations and financial condition. See "Business - Competition."

Our use of our trademarks and trade dress may subject us to claims of infringement by other parties.

         We use many trademarks in our business, some of which have been registered with the United States Patent and Trademark Office. We believe these registered and common law trademarks and other proprietary rights are important to our competitive position and to our success. The use and registration of our trademarks and the use of our trade dress are challenged periodically. Levi Strauss & Co. recently sued us, claiming, among other things, that a TSI trademark and the trade dress used in the labeling and packaging of certain of our products infringe on certain proprietary trademark and trade dress rights of Levi Strauss & Co. The outcome of the litigation cannot be determined at this time. Nevertheless in an attempt to limit our liability, if any, we have unilaterally altered the trademark and trade dress which are the subject of the suit. We cannot assure you, however, that the modifications made to the trademark and trade dress do not infringe on Levi Strauss & Co.'s rights. It is possible that Levi Strauss & Co. will continue to seek to recover damages and attorney's fees from us regarding the use of the trademark and trade dress, or regarding the use of the trademark and trade dress as modified. See "Business - Legal Proceedings."

         Despite our efforts to the contrary, our trademarks and proprietary rights may violate the proprietary rights of others. If any of our trademarks or other proprietary rights were found to violate the proprietary rights of others, or were subjected to some other challenge, we cannot assure you that we would be permitted to continue using these trademarks or other proprietary rights. Furthermore, if we were sued for alleged infringement of another's proprietary rights, the party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs to defend the litigation. Moreover, if the party claiming infringement prevails, we could be forced to pay significant damages, or to enter into expensive royalty or licensing arrangements with the prevailing party.

         Pursuant to licensing agreements, we also have exclusive rights to use trademarks owned by other companies in promoting, distributing and selling their products. We have periodically been involved in litigation regarding these licensing agreements. We cannot assure you that these licensing agreements will remain in effect, or that they will be renewed. In addition, any future disputes concerning these licenses may cause us to incur significant litigation costs or force us to suspend use of the trademarks. See "Business Trademarks and Licenses."

Our success depends upon our ability to recruit qualified personnel and to retain senior management.

         Our continued success is dependent on retaining our senior management as well as attracting and retaining qualified management, administrative and sales personnel. If we lose any members of our senior management, or if we do not recruit and retain other qualified personnel, then our business, results of operations and financial condition could be materially, adversely affected. See "Management."

Fluctuations in the price, availability and quality of the fabrics or other raw materials we use could increase our cost of sales and reduce our ability to meet our customers' demands.

         The principal fabrics used in our apparel consist of cotton, wool, synthetic and blended fabrics. The price we pay for these fabrics is mostly dependent on the market prices for the raw materials used to produce them, namely cotton, wool, rayon and polyester. Depending on a number of factors, including crop yields and weather patterns, the market price of these raw materials may fluctuate significantly. Moreover, only a limited number of suppliers are available to supply the fabrics at the level of quality we require. If we have to procure fabrics from sources other than our current suppliers, the quality of the fabric may be significantly different from that obtained from our current suppliers. Fluctuations in the price, availability and quality of the fabrics or raw materials could increase our cost of sales and reduce our ability to meet our customers' demands. We cannot assure you that we will be able to pass along to our customers all, or any portion of, any increases in the prices paid for the fabrics used in the manufacture of our products. See "Business Production."

We depend upon independent manufacturers in the production of our apparel.

         We use independent manufacturers to assemble or produce a substantial portion of our products. We depend on these manufacturers' ability to finance the assembly or production of goods ordered and to maintain manufacturing capacity. We do not exert direct control over these independent manufacturers, however, and so we may be unable to obtain timely delivery of acceptable products. We generally do not have long-term contracts with any of these independent manufacturers. As a result, we cannot be assured of an uninterrupted supply of our product from our independent manufacturers. If there is an interruption, we may not be able to substitute suitable alternative manufacturers because such substitutes may not be available, or they may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. See "Business - Production."

Our ability to successfully conduct assembly and production operations in facilities in foreign countries depends on many factors beyond our control.

         During Fiscal 1998, almost all of our products were assembled or produced by independent manufacturers in the Dominican Republic and Mexico. It is possible that we will experience difficulties with these independent manufacturers, including reduced production capacity, failure to meet production deadlines or increases in manufacturing costs as more fully discussed above. Also, using foreign manufacturers requires us to order products further in advance to account for transportation time. If we overestimate customer demand, we may have to hold goods in inventory, and we may be unable to sell these goods at the same margins as we have in the past. On the other hand, if we underestimate customer demand, we may not be able to fill orders in time.

         Other problems we may encounter by using foreign manufacturers include, but are not limited to:

o        work stoppages;
o        transportation delays and interruptions;
o        delays and interruptions from natural disasters;
o        political instability;
o        economic disruptions;
o        expropriation;
o        nationalization;
o        imposition of tariffs;
o        imposition of import and export controls;
o        changes in government policies.

         We also own a number of manufacturing facilities which operate outside the United States, and this subjects us to additional risks associated with owning and operating manufacturing facilities abroad. For example, a facility operated in a foreign country may become subject to that country's labor laws and government regulations. If the laws are unfavorable to our operations in any foreign country, we could experience a loss in revenues, customer orders and customer goodwill.

         We are also exposed to foreign currency risk. In the past, most of our contracts to have goods assembled or produced in foreign countries were negotiated in United States dollars. If the value of the United States dollar decreases, then the price that we pay for our products could increase, and it is possible that we would not be able to pass this increase on to our customers. See "Business--Production."

Our products that are imported into the United States are subject to certain restrictions and tariffs.

         Most of our import operations are subject to bilateral textile agreements between the United States and a number of other countries. These agreements establish quotas for the amount and type of goods that can be imported into the United States from these countries. These agreements allow the United States, in certain circumstances, to impose restraints at any time on the importation of additional or new categories of merchandise. Future bilateral textile agreements may also contain similar restraints. Our imported products are also subject to United States customs duties. The United States and the countries in which we manufacture our products may adjust quotas, duties, tariffs or other restrictions currently in effect. There are no assurances that any adjustments would benefit us. These same countries may also impose new quotas, duties, tariffs or other restrictions. Furthermore, the United States may bar imports of products that are found to be made by convicts, or forced or indentured labor. The United States may also withdraw the "most favored nation" status of certain countries, which could result in the imposition of higher tariffs on products imported from those countries. All of these changes could have a material adverse effect on our business, results of operations and financial condition. See "Business - Imports and Import Regulations."

Our management information system is an integral part of our operations and must be updated regularly to respond to changing business needs.

         We rely upon our management information system to provide distribution services and to track operating results. We implemented a new, integrated management information system in 1998 and are still in the process of integrating additional functions. Further modification and refinement will be required as we grow and our business needs change. If we experience a significant system failure or if we are unable to modify our management information systems to respond to changes in our business needs, then our ability to properly and timely produce and distribute our products could be adversely affected. See "Business - Management Information Systems."

Principal shareholders of our company have a great deal of influence over the constitution of our board of directors, and over matters submitted to a vote of shareholders.

         The following table sets forth our principal shareholders and the percentage of our common stock that they each own or control:

              Name of Shareholder and Title                      Percentage of Shares of
                     (if applicable)                               Common Stock Owned
-----------------------------------------------------------   ------------------------------

William W. Compton                                                        12.7%
Chairman of the Board and Chief Executive Officer

Michael Kagan                                                              7.5%
Executive Vice President and Chief Financial Officer

Accel, S.A. de C.V.                                                       21.1%
( a Mexican corporation) ("Accel")


Pursuant to our Amended and Restated Articles of Incorporation, Accel currently has the right to nominate two persons to stand for election to our nine member Board of Directors, and separate family limited partnerships controlled by Mr. Compton and by Mr. Kagan, respectively, each have the right to nominate one person to stand for election to our Board of Directors. Each of the following has entered into a shareholders' agreement:

o        Accel;
o        Mr. Compton;
o        Mr. Kagan;
o        The Compton Family Limited Partnership;
o        The Kagan Family Limited Partnership.

The shareholders' agreement provides that each of the parties will vote the shares of common stock each owns or controls to elect the nominees of the other parties to our Board of Directors. Given their collective ownership of 41.4% of our common stock, and the terms of the shareholders' agreement, these parties will have the ability to significantly influence the election of our directors and the outcome of all other issues submitted to a vote of our shareholders. See "Management" and "Principal Shareholders."

Our sales and income levels are seasonal.

         Our business has generally been seasonal, with higher sales and income in the second and fourth fiscal quarters, just before and during the two peak retail selling seasons for spring and fall merchandise. Also, some of our products, such as shorts and corduroy pants, tend to be seasonal in nature. If these types of seasonal products represent a greater percentage of our sales in the future, the seasonality of our sales may be increased. This could alter the differences in sales and income levels in the second and fourth fiscal quarters from the first and third fiscal quarters.

If we, our customers and suppliers are not Year 2000 compliant, we may experience significant problems in several areas of our business.

         In fiscal 1998, the Company completed the evaluation and modification of all of its information technology systems with regard to the Year 2000 Issue, and the Company believes that all of its information technology systems are now Year 2000 compliant. Should there be any portions of the Company's information systems that were overlooked in the remediation process, or become susceptible to The Year 2000 Issue subsequent to such remediation as the result of interaction with supplier or customer systems or otherwise, the impact could be felt throughout the Company's main operating system which includes subsystems related to customer analysis, order processing, planning, procurement, production, distribution and sales. Information technology plays a vital role in almost every aspect of the Company's operations. See "Business - Management Information Systems."

         Any problems with the Company's information technology systems resulting from a Year 2000 Issue would strike at a time of the calendar year that is one of the Company's busiest in terms of production and distribution. While the Company believes that it will be able to sustain normal operations even without any of its information technology systems, this could only continue for a short period of time. The resources necessary to address any Year 2000 Issue which may arise will not be available entirely from internal personnel, and the Company will be forced to contract with third-party consultants. At this time, the Company does not have any such third-party consultants under contract and does not anticipate that it will enter into any such contracts prior to the end of calendar 1999. Further, the Company does not anticipate that it will stockpile raw materials or inventory in advance of the end of calendar 1999. As a result, if the Company does experience Year 2000 Issue-related problems with its information technology systems, it may not be able to:

         - Design new products;
         - Control, adjust or operate the computerized cutting systems;
         - Receive customer ordering information;
         - Monitor customer inventory and POS  information;
         - Efficiently  execute  distribution  functions;
         - Monitor and evaluate overall management information such as inventory, order flow and distribution;

         The Company has communicated with all significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. As of the date of this report, substantially all of the Company's significant suppliers and customers have informed the Company that their systems are or will be Year 2000 compliant within the next six to nine months. If certain suppliers were not able to remediate their own Year 2000 issues, it could affect the Company's ability to order and receive raw materials shipments on a timely basis, which will have a direct and adverse impact on the Company's production schedule. This will then affect the Company's ability to fill customer orders on a timely basis, the result of which may be a loss of customer sales. In addition, if the Company's customers do not remediate their systems, it could affect the Company's ability to receive order information through EDI and receive POS inventory information, both of which will also have a direct and adverse impact on the Company's sales.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates, foreign exchange rates, and commodity prices. This does not use any hedging transactions in order to modify the risk from these interest rate, foreign currency exchange rate, and commodity price fluctuations. The Company also does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.


Item 8.  Financial Statements and Supplementary Data

         The information called for by this Item is contained in pages 31 through 51 of this report.


Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III


Item 10.  Directors and Executive Officers of the Registrant.

         The information under the captions "Election of Directors - Nominees for Director," "Election of Directors - Directors Continuing in Office," and "Other Matters - Section 16(a) Beneficial Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on February 4, 1999 (the "1998 Proxy Statement") is incorporated herein by reference. The information called for by this Item, with respect to Executive Officers, is set forth in Item 1 of this report under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation.

         The information under the captions "Election of Directors - Compensation of Directors" and "Election of Directors - Executive Compensation" in the Company's 1998 Proxy Statement is incorporated by reference. In no event shall the information contained in the 1998 Proxy Statement under the captions "Election of Directors Executive Compensation - Compensation Committee Report on Executive Compensation" and "Shareholder Return Comparison" be incorporated herein by reference..


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information under the caption "Election of Directors - Stock Ownership" in the Company's 1998 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

         The information under the caption "Election of Directors - Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

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

(a) 2.   Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

(a) 3.   Exhibits

         The Index to Exhibits attached hereto lists the exhibits that are filed as part of this report.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Tropical Sportswear Int'l Corporation

         We have audited the accompanying consolidated balance sheets of Tropical Sportswear Int'l Corporation as of October 3, 1998 and September 27, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 3, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tropical Sportswear Int'l Corporation at October 3, 1998 and September 27, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP

/s/ Ernst & Young LLP

Tampa, Florida
November 16, 1998


                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                      October 3, 1998 and September 27, 1997
                                         (In thousands, except share data)

                                                                           1998                  1997
                                                                    -------------------    ------------------
ASSETS

Current assets:
    Cash                                                                      $  2,097               $   116
    Accounts receivable                                                         72,355                24,981
    Inventories                                                                 84,099                21,351
    Deferred income taxes                                                        9,372                 1,495
    Prepaid expenses and other                                                   5,674                   812
                                                                    -------------------    ------------------
       Total current assets                                                    173,597                48,755
Property and equipment                                                          60,920                25,245
Less accumulated depreciation and amortization                                   8,923                 4,962
                                                                    -------------------    ------------------
                                                                                51,997                20,283
Other assets                                                                    20,176                   227
Trademarks                                                                      15,000                    --

Excess  of  cost  over  fair  value  of  net  assets  of  acquired              36,706                   393
subsidiary, net
                                                                    -------------------    ------------------

Total assets                                                                  $297,476               $69,658
                                                                    ===================    ==================



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $ 37,451               $12,828
    Accrued expenses and other                                                  23,737                 2,424
    Accrued incentive compensation                                               1,920                 1,934
    Current installments of long-term debt                                         831                   801
    Current installments of obligations under capital leases                     2,261                   534
                                                                    -------------------    ------------------
       Total current liabilities                                                66,200                18,521
Long-term debt                                                                 166,339                23,442
Obligations under capital leases                                                 5,155                   613
Deferred income taxes                                                            5,117                   431
Other                                                                            3,701                    --
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $100 par value; 10,000,000 shares
       authorized; none and 38,630 shares issued and
       outstanding in 1998 and 1997, respectively                                   --                 3,863
    Common stock, $.01 par value; 50,000,000 shares authorized;
       7,600,000 and 6,000,000 shares issued and outstanding in
       1998 and 1997, respectively                                                  76                    60
    Additional paid in capital                                                  17,270                    --
    Foreign currency translation adjustment                                         88                    --
    Retained earnings                                                           33,530                22,728
                                                                    -------------------    ------------------
       Total shareholders' equity                                               50,964                26,651
                                                                    ===================    ==================
Total liabilities and shareholders' equity                                    $297,476               $69,658
                                                                    ===================    ==================

                                              See accompanying notes.



                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except share and per share amounts)


                                                                           Year Ended
                                                   -----------------------------------------------------------
                                                      October 3,         September 27,        September 28,
                                                         1998                 1997                 1996
                                                   -----------------    -----------------    -----------------

Net sales                                                  $263,976             $151,692             $117,355
Cost of goods sold                                          195,087              115,637               91,132
                                                   -----------------    -----------------    -----------------
Gross profit                                                 68,889               36,055               26,223
Selling, general and administrative expenses                 43,204               19,443               15,189
                                                   -----------------    -----------------    -----------------
Operating income                                             25,685               16,612               11,034
Other expenses:
    Interest                                                  6,866                2,899                2,498
    Bridge funding fee                                          500                   --                   --
    Other, net                                                1,036                  537                  620
                                                   -----------------    -----------------    -----------------
                                                              8,402                3,436                3,118
                                                   -----------------    -----------------    -----------------
Income before income taxes                                   17,283               13,176                7,916
Provision for income taxes                                    6,481                4,907                2,745
                                                                        -----------------
                                                   =================                         =================
Net income                                                 $ 10,802              $ 8,269              $ 5,171
                                                   =================    =================    =================

Net income per common share
     Basic                                                    $1.45                $1.38                $0.86
                                                   =================    =================    =================

     Diluted                                                  $1.43                $1.37                $0.86
                                                   =================    =================    =================



                                              See accompanying notes.



                                                  TROPICAL SPORTSWEAR INT'L CORPORATION

                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             (In thousands)

                                                                                        Cumulative
                                                                                          Foreign
                                                                           Additional    Currency
                                 Preferred Stock         Common Stock        Paid In    Translation   Retained
                               Shares      Amount     Shares     Amount      Capital    Adjustment    Earnings     Total

Balance  at  September 30,           39      $3,863      6,000        $60        $  --        $ --      $9,288    $13,211
1995

    Net income                       --          --         --         --           --          --       5,171      5,171
                              ---------- ----------- ---------- ---------- ------------ ----------- ----------- ----------

Balance  at  September 28,           39       3,863      6,000         60           --          --      14,459     18,382
1996

    Net income                       --          --         --         --           --          --       8,269      8,269
                              ---------- ----------- ---------- ---------- ------------ ----------- ----------- ----------

Balance  at  September 27,           39       3,863      6,000         60           --          --      22,728     26,651
1997

    Foreign currency
      translation adjustment         --          --         --         --           --          88          --         88

    Sale of common stock             --          --      1,600         16       17,270          --          --     17,286

    Redemption  of preferred
    stock                          (39)     (3,863)         --          -           --          --          --    (3,863)

    Net income                       --          --         --         --           --          --      10,802     10,802
                              ---------- ----------- ---------- ---------- ------------ ----------- ----------- ----------

Balance at October 3, 1998           --          --      7,600        $76      $17,270         $88     $33,530    $50,964
                              ========== =========== ========== ========== ============ =========== =========== ==========


                             See accompanying notes.


                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)



                                                                           Year Ended
                                                     --------------------------------------------------------
                                                            October 3,      September 27,      September 28,
                                                              1998              1997               1996
                                                              ----              ----               ----


Operating activities
Net income                                                    $ 10,802            $ 8,269            $ 5,171
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    (Gain)  loss  on   disposal  of  property   and                150                (6)                152
    equipment
    Depreciation and amortization                                4,758              2,121              1,431
    Provision for doubtful accounts                              (347)                331                 --
    Deferred income taxes                                        1,970                386              (204)
    Changes in operating assets and liabilities:
     (Increase) decrease in assets:
       Accounts receivable                                    (13,490)            (5,115)                704
       Inventories                                               (327)              1,931              (848)
       Prepaid expenses and other assets                       (7,881)              (257)                779
     Increase (decrease) in liabilities:
       Accounts payable                                          2,556            (1,121)              3,863
       Accrued expenses and other                                  221                843               (73)
       Accrued incentive compensation                             (14)              (431)              1,576
                                                                  ----              -----              -----
Net cash (used) provided by operating activities               (1,602)              6,951             12,551

Investing activities
Capital expenditures                                           (6,881)            (5,162)           (10,119)
Acquisition of Farah, Inc.                                    (89,821)                 --                 --
Proceeds from sale of property and equipment                       592                 78                234
                                                                   ---                 --                ---
Net cash used by investing activities                         (96,110)            (5,084)            (9,885)

Financing activities
Proceeds of long-term debt                                     200,000              4,676              7,330
Proceeds from sale of common stock                              17,286                 --                 --
Redemption of preferred stock                                  (3,863)                 --                 --
Principal payments of long-term debt                         (156,335)            (3,253)            (1,628)
Principal payments of capital leases                           (1,257)              (424)              (500)
Net proceeds from (repayment of) long-term
   revolving credit line borrowings                             43,862            (3,011)            (7,675)
                                                                ------            -------            -------
Net cash provided (used) by financing activities                99,693            (2,012)            (2,473)
                                                                ------            -------

Net increase (decrease) in cash                                  1,981              (145)                193
Cash at beginning of year                                          116                261                 68
                                                                   ---                ---                 --
Cash at end of year                                            $ 2,097             $  116              $ 261
                                                               =======             ======              =====


                                              See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               October 3, 1998, September 27, 1997, and September
               28, 1996 (Tables in thousands, except share and per
                                 share amounts)



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Tropical Sportswear Int'l Corporation (the Company) and its wholly-owned subsidiaries, Savane International Corp. (Savane) and its subsidiaries, Tropical Sportswear Company, Inc, and Apparel Network Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.


Nature of Operations

         The Company's principal line of business is the marketing, design, manufacture and distribution of sportswear, primarily men's and women's casual pants and shorts. The principal markets for the Company include major retailers within the United States, United Kingdom, and Australia. The Company subcontracts a substantial portion of the assembly of its products with independent manufacturers in the Dominican Republic and Mexico and, at any point in time, a majority of the Company's work-in-process inventory is located in those countries.


Accounting Period

         The Company operates on a 52/53-week annual accounting period ending on the Saturday nearest September 30th. The years ended October 3, 1998, September 27, 1997, and September 28, 1996 contain 53, 52, and 52 weeks, respectively.


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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). The Company adopted the provisions of Statement 128 during 1998 and has applied this method of accounting to all periods presented.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Year Ended
                                            ------------------------------------------------------
                                              October 3,       September 27,       September 28,
                                                 1998               1997                1996
                                            ---------------   -----------------    ---------------

Numerator for basic and diluted earnings per share:

      Net income                                $   10,802           $   8,269          $   5,171

Denominator for basic earnings per share:
    Weighted average shares of common
        stock outstanding                        7,470,620           6,000,000          6,000,000

Effect of dilutive stock options using the
    treasury stock method                           79,593              15,000             15,000
                                            ---------------   -----------------    ---------------

Denominator for diluted earnings per share       7,550,213           6,015,000          6,015,000
                                            ===============   =================    ===============

Net income per common share:
     Basic                                           $1.45               $1.38              $0.86
                                            ===============   =================    ---------------
     Diluted                                         $1.43               $1.37              $0.86
                                            ===============   =================    ===============


Revenue Recognition

         Based on its terms of F.O.B. shipping point, the Company records sales upon the shipment of finished products to the customer.


Foreign Currencies

          Foreign entities whose functional currency is the U.S. dollar translate monetary assets and liabilities at year-end exchange rates and
non-monetary  items  at  historical  rates.    Income  and expense  accounts are
translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Gains and losses from changes in exchange rates are recognized in consolidated income in the year of occurrence.

          Foreign activities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the Shareholders' equity section titled, "Cumulative Foreign Currency Translation Adjustment."


Advertising and Promotion Costs

         Advertising and promotion costs are expensed in the year incurred. Advertising expense was $3.0 million in 1998, and none in 1997 or 1996.


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


Trademarks

         Trademarks represent the fair value of the Savane(R) and Farah(R) trademarks that were acquired with the acquisition of Savane (see Note 8). The trademarks effectively have an indefinite legal life and their value is being amortized on the straight-line basis over a period of 30 years. Accumulated amortization at October 3, 1998 totaled $124,000.


Excess of Cost Over Fair Value of Net Assets of Acquired Subsidiary

         The excess of cost over fair value of net assets of acquired subsidiary is primarily related to the acquisition of Savane (see Note 8) and is amortized on the straight-line basis over a period of 30 years.
Accumulated amortization at October 3, 1998 totaled $303,000.


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


Impairment of Long-Lived Assets

         Impairment losses are recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. When impairment is indicated, a loss is recognized for the excess of the carrying values over the fair values.


Financial Instruments

         The Company's financial instruments include cash, accounts receivable, accounts payable, long-term debt and obligations under capital leases. The carrying amount of these financial instruments approximate their fair value based on current interest rates.


Reclassifications

         Certain amounts in the fiscal 1997 and 1996 financial statements have been reclassified to conform to the fiscal 1998 presentation.


Recent Accounting Pronouncements

         In  1997,   the  Financial  Accounting  Standards  Board  (FASB) issued
Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The provisions of Statement 130 are effective for periods beginning after December 15, 1997 and adoption of Statement 130 is not expected to have a material impact on the consolidated financial position or results of operations.

         In June 1997, the FASB issued Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprises and Related Information." Statement 131 establishes standards for segment reporting and disclosure of additional information on products and services, geographic areas, and major customers. The Company is assessing implementation of the disclosure requirements of this standard which is effective for periods beginning after December 15, 1997. The adoption of Statement 131 may result in additional financial statement disclosure.


Statement of Cash Flows

         Supplemental cash flow information:
                                              Year Ended
                          ----------------------------------------------------
                             October 3,      September 27,    September 28,
                                1998             1997              1996
                                ----             ----              ----
Cash paid for:
Interest                         $3,262            $2,937            $2,439
Income taxes                      6,068             4,150             2,051


         Supplemental disclosure of non-cash investing and financing activities:

         Capital lease obligations of $630,000 were incurred when the Company entered into leases for new equipment in the year ended September 27, 1997.


2.  ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                         October 3,         September 27,
                                                            1998                1997
                                                       ----------------    ----------------

Receivable from factor                                         $62,330             $24,631
Receivable from trade accounts                                  11,311                 997
Reserve for returns and allowances and bad debts               (1,286)               (647)
                                                       ================    ================
                                                               $72,355             $24,981
                                                       ================    ================


         The Company has two separate factoring agreements. Under the agreements, substantially all of the Company's trade receivables are assigned on an ongoing basis, without recourse, except for credit losses on the first .10% of amounts factored. The factoring agreements are with national companies, which, in management's opinion, are highly creditworthy. The purchase price of each receivable is the net face amount, less a factoring discount of .18% to
 .28%.


3.  INVENTORIES

         Inventories consist of the following:

                           October 3,         September 27,
                              1998                1997
                        -----------------    ----------------

Raw materials                    $11,340              $2,255
Work in process                   21,886               5,617
Finished goods                    50,873              13,479
                        =================    ================
                                 $84,099             $21,351
                        =================    ================


         The Company has established valuation reserves of approximately $9.1 million, $2.2 million, and $2.2 million at October 3, 1998, September 27, 1997 and September 28, 1996, respectively, to reflect a write down of excess and slow-moving inventory to net realizable value.


4.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                     October 3,         September 27,         Life
                                        1998                1997             (Years)
                                   ----------------    ----------------    ------------

Land                                        $3,976              $3,976              --
Land improvements                            1,594               1,581              15
Building and improvements                   10,723               9,317          3 - 50
Machinery and equipment                     35,521              10,313          3 - 12
Leasehold improvement                        5,146                  58          5 - 25
Construction in progress                     3,960                  --              --
                                   ================    ================
                                           $60,920             $25,245
                                   ================    ================


         During 1998 and 1997, the Company capitalized $96,000 and $72,000 of interest cost, respectively, for property and equipment in the process of construction.

5.  DEBT

         Long-term debt consists of the following:

                                    October 3,         September 27,
                                       1998                1997
                                 -----------------    ----------------

Revolving credit line                     $55,997            $ 12,135
Equipment loan facility                        --               2,354
Real estate loan                            9,520               9,754
Other notes payable                         1,653                  --
Senior subordinated notes                 100,000                  --
                                 -----------------    ----------------
                                          167,170              24,243
Less current maturities                       831                 801
                                 =================    ================
                                         $166,339             $23,442
                                 =================    ================


         On June 10, 1998, the Company closed on a new senior credit facility (the Facility) which provides for borrowings of up to $110 million, subject to certain borrowing base limitations. The Facility was obtained in conjunction with the Company's acquisition of Savane (See Note 8) and was used to refinance indebtedness then outstanding under the Company's previous revolving credit line and equipment loan facility, to refinance indebtedness of Savane, to pay fees incurred in connection with the acquisition of Savane and with the Facility, and for general corporate purposes. Borrowings under the Facility bear variable rates of interest based on LIBOR plus an applicable margin (8.4% at October 3, 1998) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. Debt issue costs of $1.5 million were incurred in connection with the Facility and are included in other assets. These costs are being amortized to interest expense over the life of the Facility using the effective interest method. As of October 3, 1998, excluding outstanding letters of credit of approximately $12.8 million, an additional $30.1 million was available for borrowings under the Facility.

         On June 10, 1998, the Company closed on a $100 million interim financing facility (the Bridge Facility). The net proceeds from the Bridge Facility were used to acquire Savane and pay related fees and expenses. The Bridge Facility was repaid on June 24, 1998 as described below. A funding fee of $500,000 was incurred and amortized to expense over the 14-day life of the loan.

         On June 24, 1998, the Company closed on the sale of $100 million of Senior Subordinated Notes (the Notes) through a private placement. Under the terms of the indenture agreement underlying the Notes, the Company will pay semi-annual interest at the rate of 11% for ten years, at which time the entire principal amount is due. The net proceeds from the Notes were used to repay a portion of the borrowings outstanding under The Bridge Facility. Debt issue costs of $4.1 million were incurred and are included in other assets. These costs are being amortized to interest expense over the life of the Notes using the effective interest method.

         On May 7, 1996, the Company entered into a construction and term loan agreement. The loan was utilized to purchase the Company's previously leased operating facility and to finance the construction of a new adjacent cutting facility. On July 18, 1997, the construction loan was converted to a $9.8 million real estate loan which will mature on May 7, 2006. Principal and interest at 7.4% are due monthly based on a 19-year amortization.

         Other notes payable consists primarily of loans for equipment purchases with maturities through 2007. Interest rates on the loans range from 8.9% to 10.9%.

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

         The scheduled maturities of long-term debt are as follows:

   Fiscal Year             Amount
-------------------    ----------------

1999                            $  831
2000                               526
2001                               421
2002                               445
2003                            56,479
Thereafter                     108,468


6.  LEASES

         The Company leases administrative facilities, production facilities and certain equipment under non-cancelable leases.

         Future minimum lease payments under operating leases and the present value of future minimum capital lease payments as of October 3, 1998 are:

                                                             Operating            Capital
                     Fiscal Year                               Leases              Leases
------------------------------------------------------    -----------------   -----------------

1999                                                               $ 5,197              $2,766
2000                                                                 4,485               1,819
2001                                                                 3,768               1,185
2002                                                                 3,259               1,043
2003                                                                 3,120                 934
Thereafter                                                          19,889               1,074
                                                          ----------------    -----------------

Total minimum lease payments                                       $39,718               8,821
                                                          =================
Less amount representing interest                                                        1,405
                                                                              -----------------
Present value of minimum capital lease payments                                          7,416
Less current installments                                                                2,261
                                                                              =================
                                                                                        $5,155
                                                                              =================


         Operating lease commitments of approximately $5.2 million related to the Company's 32 retail outlets have been excluded from the above amounts because these leases were assumed by the buyer in a November 1998 transaction in which all of the retail outlets were sold to an unrelated third party.

         The following summarizes the Company's assets under capital leases:

                                    October 3,         September 27,
                                       1998                1997
                                 -----------------    ----------------

Machinery and equipment                    $6,805              $2,893
Accumulated amortization                    4,834               1,588


         Amortization of assets under capital leases has been included in depreciation.

         Total rental expense for operating leases for 1998, 1997, and 1996 was $2.4 million, $465,000 and $859,000, respectively.


7.  INCOME TAXES

         The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes (FASB 109)." Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

         For financial reporting purposes, income before income taxes includes the following components:

                                                      Year Ended
                               ----------------------------------------------------------
                                     1998                1997                 1996
                               -----------------    ----------------    -----------------
Domestic                                $18,939             $13,176               $7,916
Costa Rica                               (1,791)                 --                   --
Other foreign                               135                  --                   --
                               =================    ================    =================
                                        $17,283             $13,176               $7,916
                               =================    ================    =================


         The components of the income tax provision (benefit) are as follows:

                                                      Year Ended
                               ----------------------------------------------------------
                                     1998                1997                 1996
                               -----------------    ----------------    -----------------
Current:
   Federal                               $4,132              $4,143               $2,713
   Costa Rica                                --                  --                   --
   Other foreign                             39                  --                   --
   State                                    340                 378                  236
                               -----------------    ----------------    -----------------
                                          4,511               4,521                2,949
Deferred:
   Federal                                1,962                 365                (188)
   Foreign                                   --                  --                   --
   State                                      8                  21                 (16)
                               -----------------    ----------------    -----------------
                                          1,970                 386                (204)
                               =================    ================    =================
                                         $6,481              $4,907               $2,745
                               =================    ================    =================


         The reconciliation of income taxes computed at the U.S. Federal statutory tax rate to the Company's income tax provision is as follows:

                                                             Year Ended
                                      ---------------------------------------------------------
                                           1998                 1997                1996
                                      ----------------    -----------------   -----------------

Income tax expense at Federal
   statutory rate (35% in 1998,
   34% in 1997 and 1996)                       $6,049               $4,480              $2,691
State taxes, net of Federal
   tax benefit                                    221                  348                 144
Losses of foreign subsidiaries                    628                   --               (162)
Amortization of goodwill                          154                    4                  48
Unrepatriated foreign earnings                  (488)                   --                  --
Other                                            (83)                   75                  24
                                      ----------------    -----------------   -----------------
                                               $6,481               $4,907              $2,745
                                      ================    =================   =================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. As a result of the Company's acquisition of Savane, as described in Note 8, the Company has recorded a U.S. Federal and State deferred tax liability of approximately $4.3 million as of October 3, 1998, in connection with the undistributed earnings of the Company's foreign subsidiaries. Accordingly, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

         The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 3, 1998 and September 28, 1997, respectively, are presented below:

                                                       October 3,         September 27,
                                                          1998                 1997
                                                     ----------------    -----------------
Deferred tax assets:
    Inventory                                                 $2,801                $ 962
    Accounts receivable                                          257                  233
    U.S. Federal NOL carryforwards                             6,924                   --
    Foreign NOL carryforwards                                  1,862                   --
    Tax credits                                                  857                   --
    Accrued exit costs - U.S.                                  3,697                   --
    Accrued exit costs - foreign                               2,174                   --
    Other accrued expenses and reserves                        3,115                  351
Deferred tax liabilities:
    Depreciation                                             (2,177)                (431)
    Unrepatriated foreign earnings                           (4,291)                   --
    Trademarks                                                (5,514                   --
    Other items                                              (2,859)                 (51)
                                                     ----------------    -----------------
Net deferred tax asset                                         6,846                1,064
Valuation allowance                                          (2,591)                   --
                                                     ================    =================
Deferred tax asset, net of valuation allowance                $4,255               $1,064
                                                     ================    =================

Classified as follows:
    Current asset                                             $9,372               $1,495
    Non-current liability                                    (5,117)                (431)
                                                     ================    =================
                                                              $4,255               $1,064
                                                     ================    =================

         SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal year ended October 3, 1998, management determined that a valuation allowance of $2.6 million was necessary to reduce the deferred tax assets relating to certain foreign net operating loss carryforwards, capital loss carryforwards, foreign tax credit carryforwards and other accruals not expected to result in a future realizable benefit.

         At October 3, 1998, the Company's United Kingdom subsidiary had a foreign operating loss of $4.5 million which carries forward indefinitely. For domestic purposes, the Company has Federal net operating loss carryforwards for tax purposes of approximately $18.4 million which will expire as follows: $6.8 million in 2009, $3.3 million in 2011, and $8.3 million in 2017. The net operating loss carryforwards will be subject to certain tax law provisions that limit the utilization of net operating losses that were generated in pre-acquisition years and were acquired through changes in ownership. These limitations were considered during management's evaluation of the need for a valuation allowance. The Company has AMT credit carryforwards of $298,000 which carry forward indefinitely. In addition, the Company has foreign tax credit carryforwards of approximately $559,000 to offset future U.S. taxes on repatriated foreign income. These foreign tax credit carryforwards expire in 2001.


8.  ACQUISITION OF SAVANE INTERNATIONAL CORP.

         The Company completed the acquisition of Savane on June 10, 1998. Total purchase price, including cash paid for common stock acquired, cash paid for the fair value of outstanding stock options, and fees and expenses incurred to date amounted to $89.8 million.

         The acquisition has been accounted for using the purchase method of accounting and the Savane results of operations have been included in the consolidated statements of income since the acquisition date. The preliminary fair value of identifiable tangible and intangible net assets acquired is $54.7 million. Additional exit activity and further analysis is currently being performed which could cause this amount to be adjusted. The preliminary purchase price in excess of net assets acquired of $35.1 million will be allocated to goodwill.
The goodwill, is being amortized over a period of 30 years.

         Subsequent to the acquisition, the Company began performing a thorough analysis of Savane's operations and developed a plan to exit certain activities and terminate certain personnel. The major activities to date include, among other things, elimination of redundant personnel, closure of two manufacturing facilities in Costa Rica, closure of a manufacturing facility and an inventory consolidation warehouse in Mexico, closure of a storage facility in Texas, and the disposal of certain equipment and other non-operating assets. As of October 3, 1998, the Company has accrued approximately $3.3 million related to exit costs which primarily consist of estimates lease termination costs and related expenses. Management continues to evaluate certain acquired facilities and other long-lived assets for compatibility with the Company's long range business plans. Any additional exit costs or changes in the carrying value of assets will increase or decrease goodwill until the Company's exit activities are finalized by June 1999.

         The two manufacturing facilities in Costa Rica, including other movable assets, are included in other assets. The Company has valued these assets held for sale at estimated net realizable value based on local market conditions and expects to dispose of these assets in Fiscal 2000.

         The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of the year prior to acquisition. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of the year prior to acquisition.

                                 October 3,         September 27,
                                    1998                 1997
                               ----------------    -----------------

Net sales                             $448,795             $425,411
Net income (loss)                      (3,184)                (898)
Earnings (loss) per share              $(0.42)              $(0.15)


9.  COMMITMENTS AND CONTINGENCIES

         As of October 3, 1998, the Company had approximately $12.8 million of outstanding trade letters of credit with various expiration dates through February 1999.

         On March 21, 1997, Levi Straus & Co. brought suit against the Company in United States District Court for the Northern District of California. The complaint alleges, among other things, that several marks in the Company's family of Flyers(TM) trademarks and certain trade dress used in the labeling and packaging of the Company's Flyers(TM) and Bay to Bay(R) products infringe upon certain of plaintiff's proprietary trademark and trade dress rights in violation of federal Lanham Act and California law. The complaint seeks injunctive relief, as well as treble damages and attorneys' fees. Levi Strauss & Co. has also filed opposition proceedings in the United States Patent and Trademark Office against the Company's trademark applications for two marks in the Flyers(TM) family of marks. These opposition proceedings have been suspended pending resolution of the litigation. In addition, plaintiff had indicated that it believes that certain trade dress used in the labeling and packaging of the Company's Bill Blass(R) brand dress slacks also infringes upon certain of plaintiff's proprietary trade dress rights. In an attempt to limit the Company's liability, if any, with respect to such alleged infringement, the Company has unilaterally altered the trademark and trade dress which are currently the subjects of this litigation. The Company previously reported that the parties appeared to be very close to finalizing a settlement agreement; however, a final settlement agreement was not ultimately agreed upon and the parties have re-commenced litigation activities. The parties are continuing settlement discussions while the litigation ensues. The Company intends to vigorously defend these claims, but remains open to reasonable settlement terms. Given the vagaries of litigation, the Company cannot predict the outcome of this suit. If the plaintiff prevails, the outcome could have a material adverse effect on the Company's business, results of operations or financial condition.

         The Company is not involved in any other legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's business, financial position or results of operations.


10.  EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

         The Company has two separate 401(k) profit sharing plans under which all domestic employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually and is employed as of December 31 of each plan year. For 1998, 1997, and 1996, the Company, recorded expenses of $264,000, $114,000, and $112,000, respectively, related to these plans.


Defined Benefit Plan

         Under the defined benefit plan which covers certain Savane cutting and distribution center associates, the basic monthly pension payable to a participant upon normal retirement equals the product of the participant's monthly benefit rate times the number of years of credited service. Assets of the defined benefit plan are invested primarily in U.S. government obligations, corporate bonds, and equity securities.

         The Company's policy is to fund accrued pension cost when such costs are deductible for tax purposes. Net periodic pension cost for the year ended October 3, 1998, included the following components:

                                                        1998
                                                   ----------------

Service cost-benefits earned during the period               $ 36
Interest cost on projected benefit obligation                 516
Actual return on plan assets                                (711)
Net amortization and deferral                                  61
                                                   ================
    Net periodic pension cost                                 $98
                                                   ================


         The following table sets forth the funded status at October 3, 1998 of the defined benefit plan:

                                                                           1998
                                                                     -----------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION:
Accumulated benefit obligation                                                 $8,258

Projected benefit obligation                                                   $8,258
Plan assets at market value                                                     8,335
                                                                     -----------------
    Funded status                                                                  77
Unrecognized transition liability being recognized over
    average future service of plan participants                                   274
Unrecognized net loss from past experience different from
    that assumed and effects of changes in assumptions                          1,517
                                                                     -----------------

    Prepaid expense                                                            $1,868
                                                                     =================


         In determining the benefit obligations and service cost of the Company's defined benefit plan in 1998, a weighted average discount rate and an expected long-term rate of return on plan assets of 7.0% and 9.5%, respectively, were used.

         This plan is associated with Savane and was assumed in the acquisition of Savane on June 10, 1998.


11.  STOCK OPTION PLANS

         In December 1996 and January 1997, the Board of Directors granted to key members of management, non-qualified options to purchase 60,750 shares of common stock of the Company at an exercise price of $10.50 per share, its estimated fair value at the date of grant.

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

         All options granted have 10-year terms and vest and become fully exercisable at the end of three years of continued employment.

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

         Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rate of 4.1% and 5.7%; a dividend yield of 0% and 0%; volatility factor of the expected market price of the Company's common stock of .92 and .78; and a weighted-average expected life of the option of 5 years and 5 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1998 and 1997 is (in thousands except for earnings per share information):

                                      October 3,        September 27,
                                         1998                1997
                                   -----------------   -----------------

Pro forma net income                        $10,235              $8,230
Pro forma earnings per share                  $1.36               $1.37


         A  summary  of  the  Company's  stock  option  activity,   and  related
information follows:

                                                      1998                                   1997
                                       ------------------------------------   ------------------------------------
                                                        Weighted Average                       Weighted Average
                                                         Exercise Price                         Exercise Price
                                        Options            Per Share           Options            Per Share
                                       -----------    ---------------------   -----------    ---------------------

Outstanding-beginning of year              61,000                   $10.50            --                      N/A
Granted                                   452,000                    13.84        61,000                   $10.50
Exercised                                      --                       --            --                      N/A
Canceled/expired                         (26,000)                    11.88            --                      N/A
                                       ===========    =====================   ===========    =====================
Outstanding-end of year                   487,000                   $13.53        61,000                   $10.50
                                       ===========    =====================   ===========    =====================

Weighted-average fair value of
    Options granted during the year                                  $5.17                                  $4.13


  Outstanding         Exercisable        Exercise Price
    Options             Options         Range Per Share
-----------------    --------------    -------------------

          64,000            19,000        $10.25 - $10.50
         225,000                --        $12.00
         128,000                --        $13.20 - $14.00
          70,000            15,000        $19.63 - $23.38
=================    ==============
         487,000            34,000
=================    ==============


         The weighted-average remaining contractual life of the outstanding options is nine years.


12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for October 3, 1998 and September 27, 1997:

                                                                                Net Income Per
                                 Net            Gross             Net           Common Share -
                                Sales           Profit          Income              Diluted
                             ------------    -------------    ------------    --------------------
October 3, 1998
    First Quarter                $35,094           $8,070          $1,305                   $0.18
    Second Quarter                47,373           11,701           3,253                    0.43
    Third Quarter                 69,823           17,949           3,090                    0.40
    Fourth Quarter               111,686           31,169           3,154                    0.41

September 27, 1997
    First Quarter                $30,727           $6,745           $ 919                   $0.15
    Second Quarter                40,632           10,024           2,573                    0.43
    Third Quarter                 44,249           10,512           2,675                    0.45
    Fourth Quarter                36,084            8,774           2,102                    0.35


13.  GEOGRAPHIC SEGMENT INFORMATION

         The Company is engaged in one business segment. This includes the design, manufacture, distribution and sale of men's, young men's, boys', and women's apparel in the United States and certain foreign countries, principally in Europe and the South Pacific. The following table presents information regarding geographic segments for 1998, 1997, and 1996. Transfers between the United States and foreign areas are recorded at normal selling prices. Operating profit is total revenue less operating expenses. In computing operating profit, general corporate expenses, interest expense and income taxes have been excluded.

                                                  1998                 1997                 1996
                                            -----------------    -----------------    -----------------

NET SALES:
United States to unaffiliated customers             $251,250             $151,692             $117,355
Transfers between areas                                   --                   --                   --
                                            -----------------    -----------------    -----------------
     Total United States                             251,250              151,692              117,355
Europe                                                 8,612                   --                   --
South Pacific                                          4,114                   --                   --
Adjustments and eliminations                              --                   --                   --
                                            =================    =================    =================
     Total                                          $263,976             $151,692             $117,355
                                            =================    =================    =================

OPERATING PROFIT (LOSS):
United States                                        $25,455              $16,612              $11,034
Europe                                                  (15)                   --                   --
South Pacific                                            245                   --                   --
Adjustments and eliminations                              --                   --                   --
                                            -----------------    -----------------    -----------------
     Total                                            25,685               16,612               11,034

General corporate expenses                             1,536                  537                  620
Interest expense, net                                  6,866                2,899                2,498
                                            =================    =================    =================
     Income (loss) before income taxes               $17,283              $13,176               $7,916
                                            =================    =================    =================

IDENTIFIABLE ASSETS:
United States                                       $272,663              $69,658              $63,415
Europe                                                11,227                   --                   --
Far East and the South Pacific                        19,791                   --                   --
Adjustments and eliminations                         (6,205)                   --                   --
                                            =================    =================    =================
     Total                                          $297,476              $69,658              $63,415
                                            =================    =================    =================


         Included in the Company's consolidated balance sheet at October 3, 1998 were net assets located in Mexico and Costa Rica totaling approximately $5.0 million and $5.6 million, respectively.

         In 1998, two customers accounted for approximately 24% and 11% of sales in the United States. In fiscal 1997, three customers accounted for approximately 29%, 19% and 11% of sales in the United States. In fiscal 1996, three customers accounted for approximately 26%, 17%, and 14% of sales in the United States.


14.  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL

         The Notes (see Note 5) are jointly and severally guaranteed by the Company's domestic subsidiaries. The wholly-owned foreign subsidiaries are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes except for their local overdraft facility and capital lease obligations.

         The following is the supplemental combined condensed balance sheet as of October 3, 1998 and the supplemental combined condensed statement of operations and cash flows for the year ended October 3, 1998. The only intercompany eliminations are the normal intercompany sales, borrowing and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management has determined that they are not material to investors.


                                                                                  1998
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $174,839          $76,694         $15,690          ($3,247)         $263,976
Gross profit                                    41,595           24,572           2,722                --           68,889
Operating income (loss)                         18,133            9,319         (1,767)                --           25,685
Interest, income taxes and other, net            9,070            6,686            (77)             (796)           14,883
Net income (loss)                                9,063            2,633         (1,690)               796           10,802


                                                                                  1997
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              ---------    -------------    ------------     -------------    --------------

Net sales                                     $151,555             $324            $ --           $ (187)          $151,692
Gross profit                                    36,124              118              --             (187)            36,055
Operating income (loss)                         16,582               30              --                --            16,612
Interest, income taxes and other, net            8,330               13              --                --             8,343
Net income (loss)                                8,252               17              --                --             8,269


                                                                                  1996
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              ---------    -------------    ------------     -------------    --------------

Net sales                                     $117,273             $192            $ --           $ (110)          $117,355
Gross profit                                    26,309               24              --             (110)            26,223
Operating income (loss)                         11,112             (78)              --                --            11,034
Interest, income taxes and other, net            5,893             (30)              --                --             5,863
Net income (loss)                                5,219             (48)              --                --             5,171


                                                                         As of October 3, 1998
                                              ----------------------------------------------------------------------------
                                                                            Non-Guarantor
Balance Sheet                                  Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations     Consolidated
                                              ---------    -------------    ------------    -------------    -------------

ASSETS
Cash                                           $  120            $  631         $ 1,346          $    --          $ 2,097
Accounts receivable, net                       31,655            35,120           6,362            (782)           72,355
Inventories                                    26,354            46,717          11,028               --           84,099
Other current assets                            3,205            11,534             777            (470)           15,046
                                              ---------    -------------    ------------    -------------    -------------
         Total current assets                  61,334            94,002          19,513          (1,252)          173,597

Property, plant and equipment, net             22,584            22,288           7,125               --           51,997
Investment in subsidiaries and other assets   175,100           109,078         (2,909)        (209,387)           71,882
                                              ---------    -------------    ------------    -------------    -------------
         Total asset                          $259,018         $225,368         $23,729       $(210,639)         $297,476
                                              =========    =============    ============    =============    =============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current installments of long-term debt and
    capital leases                             $  587           $ 2,505           $  --          $    --          $ 3,092
Accounts payable and accrued liabilities       24,422            33,410           6,529          (1,253)           63,108
                                              ---------    -------------    ------------    -------------    -------------
       Total current liabilities               25,009            35,915           6,529          (1,253)           66,200
Long-term debt and noncurrent installments
    of capital leases                         184,488            62,334           2,267         (77,595)          171,494
Other noncurrent liabilities                      384             8,154             280               --            8,818
Stockholders' equity                           49,137           118,965          14,653        (131,791)           50,964
                                              =========    =============    ============    =============    =============
       Total liabilities and stockholders'    $259,018         $225,368         $23,729       $(210,639)         $297,476
    equity
                                              =========    =============    ============    =============    =============




                                                                       As of September 27, 1997
                                              ----------------------------------------------------------------------------
                                                                            Non-Guarantor
Balance Sheet                                  Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations     Consolidated
                                              ---------    -------------    ------------    -------------    -------------

ASSETS
Cash                                            $  65              $ 51            $ --             $ --            $ 116
Accounts receivable, net                       24,979                 2              --               --           24,981
Inventories                                    21,312                39              --               --           21,351
Other current assets                            2,273                34              --               --            2,307
                                              ---------    -------------    ------------    -------------    -------------
         Total current assets                  48,629               126              --               --           48,755

Property, plant and equipment, net             20,259                24              --               --           20,283
Investment in subsidiaries and other assets       620                --              --               --              620
                                              ---------    -------------    ------------    -------------    -------------
         Total asset                          $69,508             $ 150            $ --             $ --          $69,658
                                              =========    =============    ============    =============    =============


LIABILITIES  AND STOCKHOLDERS' EQUITY
Current installments of long-term debt and
    capital leases                             $1,335             $  --            $ --             $ --           $1,335
Accounts payable and accrued liabilities       16,976               210              --               --           17,186
                                              ---------    -------------    ------------    -------------    -------------
       Total current liabilities               18,311               210              --               --           18,521
Long-term debt and noncurrent installments
    of capital leases                          24,055                --              --               --           24,055
Other noncurrent liabilities                      431                --              --               --              431
Stockholders' equity                           26,711              (60)              --               --           26,651
                                              =========    =============    ============    =============    =============
       Total liabilities and stockholders'    $69,508              $150            $ --             $ --          $69,658
    equity
                                              =========    =============    ============    =============    =============

                                                                                  1998
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Cash Flows                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net cash used by operating activities          $ 2,117         $(1,396)        $(3,119)            $  796        $ (1,602)
Net cash used by investing activities         (104,120)         (1,106)           (211)             9,327         (96,110)
Net cash provided (used) by financing          101,999          (2,761)           1,251             (796)           99,693
activities
Net increase (decrease) in cash                    (4)          (5,263)         (2,079)             9,327            1,981
Cash, beginning of year                            124            5,893           3,426           (9,327)              116
Cash, end of year                                  120              630           1,347                --            2,097




                                                                                  1997
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Cash Flows                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net cash provided by operating activities      $ 6,995           $ (44)           $  --             $  --          $ 6,951
Net cash used by investing activities          (5,082)              (2)              --                --          (5,084)
Net cash used by financing activities          (2,012)               --              --                --          (2,012)
Net decrease in cash                              (99)             (46)              --                --            (145)
Cash, beginning of year                            209               52              --                --              261
Cash, end of year                                  110                6              --                --              116


                                                                                  1996
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Cash Flows                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net cash provided by operating activities      $ 12,510             $41            $ --              $ --         $ 12,551
Net cash used by investing activities           (9,885)              --              --                --          (9,885)
Net cash used by financing activities           (2,473)              --              --                --          (2,473)
Net decrease in cash                               152               41              --                --              193
Cash, beginning of year                             58               10              --                --               68
Cash, end of year                                  210               51              --                --              261



                                      TROPICAL SPORTSWEAR INT'L CORPORATION

                                                    SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (In Thousands)


Reserve for returns and allowances and bad debts:

                                                     Additions
                                           ------------------------------
                           Balance at      Charged to       Charged to                          Balance
                           Beginning        Costs and          Other                            at End
                           of Period        Expenses        Accounts(1)       Deductions       of Period
                          -------------    ------------    --------------    -------------    ------------

Year Ended:

September 28, 1996                $482          $3,022               ---           $2,980            $524
                                  ====          ======               ===           ======            ====

September 27, 1997                $524          $2,457               ---           $2,334            $647
                                  ====          ======               ===           ======            ====

October 3, 1998                   $647          $4,697              $985           $5,043          $1,286
                                  ====          ======              ====           ======          ======





Reserve for excess and slow-moving inventory:

                                                     Additions
                                           ------------------------------
                           Balance at      Charged to       Charged to                          Balance
                           Beginning        Costs and          Other                            at End
                           of Period        Expenses        Accounts(1)       Deductions       of Period
                          -------------    ------------    --------------    -------------    ------------

Year Ended:

September 28, 1996              $1,780            $798               ---             $378          $2,200
                                ======            ====               ===             ====          ======

September 27, 1997              $2,200            $756               ---             $756          $2,200
                                ======            ====               ===             ====          ======

October 3, 1998                 $2,200            $800           $11,336           $5,192          $9,144
                                ======            ====           =======           ======          ======


Deferred tax asset valuation allowance:

                                                     Additions
                                           ------------------------------
                           Balance at      Charged to       Charged to                          Balance
                           Beginning        Costs and          Other                            at End
                           of Period        Expenses        Accounts(1)       Deductions       of Period
                          -------------    ------------    --------------    -------------    ------------

Year Ended:

September 28, 1996               ---               ---               ---             ---            ---
                                ======            ====               ===             ====          ======

September 27, 1997               ---               ---               ---             ---            ---
                                ======            ====               ===             ====          ======

October 3, 1998                  ---               ---            $2,591             ---           $2,591
                                ======            ====           =======           ======          ======


(1)   Represents balance acquired as a result of the acquisition of Savane International Corp. on June 10, 1998.






                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 23rd day of December, 1998.

                                          TROPICAL SPORTSWEAR INT'L CORPORATION
                                          (Registrant)


                                          By:    /s/ William W. Compton
                                                 William W. Compton
                                                 Principal Executive Officer


                                          By:    /s/ Michael Kagan
                                                 Michael Kagan
                                                 Principal Financial Officer


                                          By:    /s/ N. Larry McPherson
                                                 N. Larry McPherson
                                                 Principal Accounting Officer

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

              Signature                               Title                                   Date

         /s/  William W. Compton                Chairman of the Board                 December 23, 1998
         William W. Compton                     Chief Executive Officer
                                                and Director

         /s/  Richard J. Domino                 President                             December 23, 1998
         Richard J. Domino

         /s/  Michael Kagan                     Executive Vice President,             December 23, 1998
         Michael Kagan                          Chief Financial Officer,
                                                and Secretary and Director

         /s/  Jesus Alvarez-Morodo              Director                              December 23, 1998
         Jesus Alvarez-Morodo

         /s/ Eloy S. Vallina-Laguera            Director                              December 23, 1998
         Eloy S. Vallina-Laguera

         /s/  Leslie J. Gillock                 Director                              December 23, 1998
         Leslie J. Gillock

         /s/  Donald H. Livingstone             Director                              December 23, 1998
         Donald H. Livingstone

         /s/  Leon H. Reinhart                  Director                              December 23, 1998
         Leon H. Reinhart

         /s/  Richard C. Allender               Director                              December 23, 1998
         Richard C. Allender

         /s/  Charles J. Smith                  Director                              December 23, 1998
         Charles J. Smith


Index to Exhibits



Exhibit
Number                                   Description

   1.1            Purchase  Agreement  dated  June  18,  1998  between  Tropical
                  Sportswear Int'l Corporation and Prudential Securities Incorporated (incorporated by reference to Exhibit 1.1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-4 filed August 20, 1998).
   2.1 Agreement and Plan of Merger dated May 1, 1998 among Tropical Sportswear Int'l Corporation, Foxfire Acquisition Corp. and Farah Incorporated (incorporated by reference to Exhibit
                  (c)(1) to Tropical Sportswear Int'l Corporation's Schedule 14D-1 filed May 8, 1998).
   2.2            Agreement  and Plan of Merger  dated  as  of  August 15,  1997 between Tropical Sportswear Int'l Corporation and Apparel International Group, Inc.(incorporated by reference to Exhibit
                  2.1 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K405 filed December 23, 1997).
   2.3 Agreement and Plan of Merger dated as of October 23, 1997 among Tropical Sportswear Int'l Corporation, Tropical Acquisition Corporation and Tropical Sportswear International Corporation (incorporated by reference to Exhibit 2.2 to Tropical Sportswear Int'l Corporation's Annual
                  Report on Form 10-K405 filed December 23, 1997).
   2.4 Asset Purchase Agreement dated May 20, 1996 among Farah Incorporated, Farah U.S.A, Inc., Galey & Lord, Inc. and Galey & Lord Industries Inc. (incorporated by reference to Exhibit
                  10.57 to Farah Incorporated's Quarterly Report on Form 10-Q filed May 5, 1996).
   3.1 Amended and Restated Articles of Incorporation of Tropical Sportswear Int'l Corporation (filed herewith).
   3.2 Amended and Restated By-Laws of Tropical Sportswear Int'l Corporation (incorporated by reference to Exhibit 3.2 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   4.1 Specimen Certificate for the Common Stock of Tropical Sportswear Int'l Corporation (incorporated by reference to
                  Exhibit 4.1 to Amendment No. 1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed October 2, 1997).
   4.2 Shareholders' Agreement dated as of September 29, 1997 among Tropical Sportswear Int'l Corporation, William W. Compton, the Compton Family Limited Partnership, Michael Kagan, the Kagan Family Limited Partnership, Shakale Internacional, S.A. and Accel, S.A. de C.V. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed October 2, 1997).
   4.3 Exchange and Registration Rights Agreement dated as of June 24, 1998 between Tropical Sportswear Int'l Corporation and Prudential Securities Incorporated (incorporated by reference to Exhibit 4.3 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   4.4 Indenture dated as of June 24, 1998 among Tropical Sportswear Int'l Corporation, the Subsidiary Guarantors named therein, and SunTrust Bank, Atlanta, as trustee (incorporated by reference to Exhibit 4.4 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   4.5 Shareholder Protection Rights Agreement, dated as of November 13, 1998, between Tropical Sportswear Int'l Corporation and Firstar Bank Milwaukee, N.A. (which includes as Exhibit B thereto the Form of Right Certificate) (incorporated by reference to Exhibit 99.1 of Tropical Sportswear Int'l Corporation's Form 8-K dated November 13, 1998).
   10.1 Construction and Term Loan Agreement dated as of May 7, 1996 between Tropical Sportswear Int'l Corporation and SouthTrust Bank of Alabama, National Association, as amended by Amendment Nos. 1, 2, 3, 4, 5 and 6 (incorporated by reference to Exhibit
                  10.2 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997 and to Exhibit
                  10.2.1 to Tropical Sportswear Int'l Corporation's Quarterly Report on Form 10-Q filed February 11, 1998).
   10.2 Retail - Domestic Collection Factoring Agreement dated October 1, 1995, between Heller Financial, Inc. and Tropical Sportswear Int'l Corporation (incorporated by reference to
                  Exhibit 10.3 of Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).

Exhibit
Number                                          Description

   10.3 Factoring Agreement dated as of June 9, 1998 between NationsBanc Commercial Corporation and Farah Incorporated (incorporated by reference to Exhibit 10.3 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-4 filed August 20, 1998).
   10.4 Loan and Security Agreement dated June 10, 1998 (the "Loan and Security Agreement") among Tropical Sportswear Int'l Corporation, Tropical Sportswear Company, Inc., Savane International Corp. and Apparel Network Corporation, as borrowers, the Lenders named therein and Fleet Capital Corporation, as agent (incorporated by reference to Exhibit
                  10.4 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-4 filed August 20, 1998).
   10.5 First Amendment to the Loan and Security Agreement dated July 9, 1998 (incorporated by reference to Exhibit 10.5 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-4 filed August 20, 1998).
   10.6 Employment Agreement effective November 3, 1997 between William W. Compton and Tropical Sportswear Int'l Corporation (incorporated by reference to Exhibit 10.4 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K405 filed December 23, 1997).
   10.7 Employment Agreement effective November 3, 1997 between Michael Kagan and Tropical Sportswear Int'l Corporation
                  (incorporated by reference to Exhibit 10.5 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K405 filed December 27, 1997).
   10.8 Employment Agreement effective November 3, 1997 between Richard J. Domino and Tropical Sportswear Int'l Corporation (incorporated by reference to Exhibit 10.6 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K405 filed December 27, 1997).
   10.9           Employment  Agreement  dated May 1, 1998  between  Richard  C.
                  Allender and Tropical Sportswear Int'l Corporation (incorporated by reference to Exhibit (c)(5) to Tropical
                  Sportswear  Int'l  Corporation's  Schedule  14D-1 filed May 8,
                  1998).
   10.10          Employment Agreement  dated June 9, 1998  between  Russell  G.
                  Gibson  and Farah  Incorporated  (incorporated by reference to
                  Exhibit 10.11 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   10.11          Employment  Agreement  dated  June  9, 1998  between  Gary  J.
                  Kernaghan and Farah Incorporated (incorporated by reference to Exhibit 10.12 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998)
   10.12 Employment Agreement dated June 9, 1998 between Polly Vaughn and Farah Incorporated (incorporated by reference to
                  Exhibit 10.13 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   10.13          Employment  Agreement  dated June 9, 1998  between  Michael R.
                  Mitchell and Farah Incorporated (incorporated by reference to Exhibit 10.14 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   10.14 Employment Agreement dated June 9, 1998 between Gilbert Martinez and Farah Incorporated (incorporated by reference to Exhibit 10.15 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   10.15          Employment  Agreement  dated  June 9, 1998  between  Jackie L.
                  Boatman  and Farah  Incorporated (incorporated by reference to
                  Exhibit 10.16 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   10.16 Employee Stock Option Plan of Tropical Sportswear Int'l Corporation (incorporated by reference to Exhibit 10.7 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   10.17 Non-Employee Director Stock Option Plan of Tropical Sportswear Int'l Corporation (incorporated by reference to Exhibit 10.8 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   10.18 Amended and Restated Farah Savings and Retirement Plan as of January 1, 1991 (incorporated by reference to Exhibit 10.125 to Farah Incorporated's Annual Report on Form 10-K filed November 6, 1992).

Exhibit
Number                                    Description

   10.19 Addendum to Amended and Restated Farah Savings and Retirement Plan dated August 22, 1997 (incorporated by reference to
                  Exhibit 10.20 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   10.20 Amended and Restated Farah U.S.A. Bargaining Unit Pension Plan dated December 31, 1994, effective as of January 1, 1990 (incorporated by reference to Exhibit 10.21 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20,
                  1998).
   10.21 Amendment to the Amended and Restated Farah U.S.A. Bargaining Unit Pension Plan dated December 13, 1995 (incorporated by reference to Exhibit 10.22 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   10.22 Apparel International Group, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.9 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).
   21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   23.1           Consent of Ernst & Young LLP (filed herewith).
   24.1           Power of Attorney (included in Part IV of the Form 10-K).
   27.1           Financial Data Schedule (filed herewith).