Form 10-Q
period 1999-01-02
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 1999-02-16
CIK 1044324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 2, 1999

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the transition period from _____________________ to _________________________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of February 10, 1999 there were 7,611,129 shares of the registrant's Common Stock outstanding.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I     Financial Information                                                 Page No.

Item 1     Financial Statements                                                     3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                   10

PART II    Other Information

Item 1     Legal Proceedings                                                       13

Item 2     Changes in Securities                                                   13

Item 3     Defaults upon Senior Securities                                         13

Item 4     Submission of Matters to a Vote of Security Holders                     13

Item 5     Other Information                                                       13

Item 6     Exhibits and Reports on Form 8-K                                        13


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                        Thirteen             Fourteen
                                                       Weeks Ended         Weeks Ended
                                                       January 2,           January 3,
                                                          1999                 1998
                                                    ------------------  -------------------
Net sales                                                    $ 94,186             $ 35,094
Cost of goods sold                                             66,890               27,024
                                                    ------------------  -------------------
Gross profit                                                   27,296                8,070
Selling, general and administrative
    expenses                                                   18,888                5,341
                                                    ------------------  -------------------
         Operating income                                       8,408                2,729
Other expense:
Interest expense                                                4,573                  447
Other, net                                                        113                  202
                                                    ------------------  -------------------
                                                                4,686                  649

Income before income taxes                                      3,722                2,080
Provision for income taxes                                      1,391                  775
                                                    ==================  ===================
Net income                                                    $ 2,331              $ 1,305
                                                    ==================  ===================

Net income per common share:
    Basic                                                       $0.31                $0.18
                                                    ==================  ===================
    Diluted                                                     $0.30                $0.18
                                                    ==================  ===================

                             See accompanying notes.

                           TROPICAL SPORTSWEAR INT'L CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                      (In thousands)

                                                                               January 2,          October 3,
                                                                                  1999                1998
                                                                            -----------------   -----------------
                    ASSETS

          Current Assets:
             Cash                                                                 $   4,960            $   2,097
             Accounts receivable                                                     71,277               72,355
             Inventories                                                             83,814               84,099
             Prepaid expenses and other current assets                               14,134               15,046
                                                                            -----------------   -----------------
                         Total current assets                                       174,185              173,597

          Property & equipment net - at cost                                         52,268               51,997
          Intangible assets, including trademarks and goodwill                       51,296               51,706
          Other assets                                                               18,755               20,176
                                                                                                -----------------
                                                                            =================
                         Total assets                                             $ 296,504            $ 297,476
                                                                            =================   =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities
             Accounts payable and accrued expenses                                $  41,196            $  63,108
             Current portion of long-term debt and capital leases                     2,889                3,092
                                                                            -----------------
                                                                                                -----------------
                         Total current liabilities                                   44,085               66,200

          Long-term debt and capital leases                                         190,827              171,494
          Other non-current liabilities                                               8,087                8,818

          Shareholders' equity:
             Preferred stock                                                              -                    -
             Common stock                                                                76                   76
             Additional Paid in Capital                                              17,401               17,270
             Foreign currency translation                                               167                   88
             Retained earnings                                                       35,861               33,530
                                                                                                -----------------
                                                                            -----------------
                         Total shareholders' equity                                  53,505               50,964
                                                                            -----------------   -----------------

                         Total liabilities and shareholders' equity               $ 296,504            $ 297,476
                                                                            =================   =================

                             See accompanying notes.



                                TROPICAL SPORTSWEAR INT'L CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                           (In thousands)


                                                                Thirteen                 Fourteen
                                                                weeks ended              weeks ended
                                                              January 2, 1999          January 3, 1998
                                                           ----------------------    --------------------
OPERATING ACTIVITIES
Net Income                                                               $  2,331               $  1,305
Adjustments to reconcile net income to net
 cash used in operating activities:
    Depreciation and amortization                                           2,342                    637
    Other, net                                                                275                   (36)
Changes in operating assets and liabilities:
    Accounts receivable                                                     1,078                    416
    Inventories                                                               285                (3,981)
    Accounts payable and accrued expenses                                (22,589)                (4,797)
    Other, net                                                                283                    764
                                                              --------------------    --------------------
    Net cash used in operating activities                                (15,995)                (5,692)

INVESTING ACTIVITIES
Capital expenditures                                                      (2,951)                  (482)
Other, net                                                                  2,579                      -
                                                              --------------------    --------------------
    Net cash used by investing activities                                   (372)                  (482)

Financing activities:
Proceeds from sale of common stock                                              -                 17,286
Retirement of preferred stock                                                   -                (3,863)
Net change in long-term debt and capital leases                            19,131                (7,269)
Other, net                                                                     99                      -
                                                              --------------------    --------------------
Net cash provided by financing activities                                  19,230                  6,154
                                                              --------------------    --------------------

Net increase (decrease) in cash                                             2,863                   (20)
Cash at beginning of period                                                 2,097                    116
                                                              --------------------    --------------------
Cash at end of period                                                       4,960                     96
                                                              ====================    ====================

                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       January 2, 1999 and October 3, 1998
               (In thousands, except share and per share amounts)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int'l Corporation (the "Company") include the accounts of Tropical Sportswear Int'l Corporation and its subsidiaries except that the accounts of Savane International Corp. ("Savane", formerly known as Farah Incorporated) are only included for the periods following June 10, 1998, the date it was acquired. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 1998. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim periods presented. Operating results for the thirteen weeks ended January 2, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending October 2, 1999.


2.       INVENTORIES

Inventories consist of the following:

                                                           January 2,          October 3,
                                                              1999                1998
                                                        ---------------    ------------------

        Raw materials                                         $11,253              $11,340
        Work in process                                        13,238               21,886
        Finished goods                                         59,323               50,873
                                                        ---------------    ------------------
                                                              $83,814              $84,099
                                                        ===============    ==================


3.       DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                           January 2,          October 3,
                                                              1999                1998
                                                        ---------------    ------------------

        Revolving credit line                                $ 75,341             $ 55,997
        Real estate loan                                        9,455                9,520
        Senior Subordinated Notes                             100,000              100,000
        Capital leases                                          6,937                7,416
        Other                                                   1,983                1,653
                                                        ---------------    ------------------
                                                              193,716              174,586
        Less current maturities                                 2,889                3,092
                                                        ---------------    ------------------
                                                             $190,827             $171,494
                                                        ===============    ==================

On June 10, 1998, the Company closed on a new senior credit facility (the "Facility") which provides for borrowings of up to $110,000, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest (8.3% at January 2, 1999) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of January 2, 1999, excluding outstanding letters of credit of $12,145, an additional $22,514 was available for borrowings under the Facility.


4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                               Thirteen           Fourteen
                                             Weeks ended        Weeks ended
                                              January 2,         January 3,
                                                 1999               1998
                                            ---------------   -----------------

Numerator for basic and diluted earnings per share:
      Net income                                    $2,331              $1,305

Denominator for basic earnings per share:
    Weighted average shares of common
        stock outstanding                        7,604,595           7,094,000

Effect of dilutive stock options using the
    treasury stock method                          280,311               6,600
                                            ---------------   -----------------

Denominator for diluted earnings per share       7,884,906           7,100,600
                                            ===============   =================

Net income per common share:
     Basic                                           $0.31               $0.18
                                            ===============   =================
     Diluted                                         $0.30               $0.18
                                            ===============   =================


5.  ACQUISITION OF SAVANE INTERNATIONAL

The Company completed the acquisition of Savane on June 10, 1998. Total purchase price, including cash paid for common stock acquired, cash paid for the fair value of outstanding stock options, and fees and expenses incurred to date amounted to $90.0 million.

The acquisition has been accounted for using the purchase method of accounting and the Savane results of operations have been included in the consolidated statements of income since the acquisition date. The preliminary fair value of identifiable tangible and intangible net assets acquired is $53.2 million. Additional exit activities and further analysis are currently being performed which could cause this amount to be adjusted. The preliminary purchase price in excess of net assets acquired of $36.8 million was allocated to goodwill. The goodwill is being amortized over a period of 30 years.

Subsequent to the acquisition, the Company began performing a thorough analysis of Savane's operations and developed a plan to exit certain activities and terminate certain personnel. The major activities to date include, among other things, elimination of redundant personnel, closure of two manufacturing facilities in Costa Rica, closure of a manufacturing facility and an inventory consolidation warehouse in Mexico, disposal of a chain of 32 retail stores, closure of a storage facility in Texas, and the disposal of certain equipment and other non-operating assets. As of January 2, 1999, the Company has accrued approximately $2.7 million related to exit costs which primarily consist of estimated lease termination costs and related expenses. Management continues to evaluate certain acquired facilities and other long-lived assets for compatibility with the Company's long range business plans. Any additional exit costs or changes in the carrying value of assets will increase or decrease goodwill until the Company's exit activities are finalized by June 1999.

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

                                   Fourteen
                                 Weeks Ended
                                  January 3,
                                     1998
                               -----------------

Net sales                              $102,688
Net income (loss)                         (638)
Earnings (loss) per share                (0.09)


6.  SUPPLEMENTAL COMBINING CONDENSED FINANCIAL

The Company's Senior Subordinated Notes, due 2008 (the "Notes") are jointly and severally guaranteed by Tropical's domestic subsidiaries. The wholly-owned foreign subsidiaries are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes except for their local overdraft facility and capital lease obligations.

 The following is the supplemental combining condensed balance sheet as of January 2, 1999 and the supplemental combining condensed statement of operations and cash flows for the thirteen weeks ended January 2, 1999 and the fourteen weeks ended January 3, 1998. The only intercompany eliminations are the normal intercompany sales, borrowings and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management has determined that they are not material to investors.


6.       SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (continued)

                                                                  Thirteen Weeks Ended January 2, 1999
                                              -----------------------------------------------------------------------------

Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                      $33,956          $50,484         $11,172          $(1,426)          $94,186
Gross profit                                     8,076           16,017           3,203                 -           27,296
Operating income                                 2,526            5,480             402                 -            8,408
Interest, income taxes and other, net            1,435            2,601             211             1,830            6,077
Net income                                       1,091            2,879             191           (1,830)            2,331



                                                                  Fourteen Weeks Ended January 3, 1998
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                      $34,912             $182               -                 -          $35,094
Gross profit                                     7,968              102               -                 -            8,070
Operating income (loss)                          2,662               67               -                 -            2,729
Interest, income taxes and other, net            1,274              150               -                 -            1,424
Net income (loss)                                1,088              217               -                 -            1,305



                                                                            As of January 2, 1999
                                              -----------------------------------------------------------------------------------
                                                                              Non-Guarantor
Balance Sheet                                  Parent        Guarantor         Subsidiaries
                                                Only        Subsidiaries                         Eliminations       Consolidated
                                              ---------    ---------------    ---------------    ------------       -------------
ASSETS
Cash                                          $    82            $  1,393            $ 3,485         $     -             $ 4,960
Accounts receivable, net                       29,845              35,418              6,767           (753)              71,277
Inventories                                    29,558              45,633              8,623               -              83,814
Other current assets                            3,174              10,870                527           (437)              14,134
                                              ---------    ---------------    ---------------    ------------       -------------
         Total current assets                  62,659              93,314             19,402         (1,190)             174,185

Property, plant and equipment, net             23,701              21,699              6,868               -              52,268
Investment in subsidiaries and other assets   183,057             108,457              3,654       (225,117)              70,051
                                              ---------                                                             -------------
                                                           ===============    ===============    ============
         Total asset                          $269,417           $223,470            $29,924      $(226,307)            $296,504
                                              =========    ===============    ===============    ============       =============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities      $12,910             $23,500            $ 5,554        $  (768)             $41,196
Current portion of long-term debt and
    capital leases                                534               2,394                383           (422)               2,889
                                              ---------    ---------------    ---------------    ------------       -------------
       Total current liabilities               13,444              25,894              5,937         (1,190)              44,085
Long-term debt and noncurrent portion of
    capital leases                            204,192              68,025              2,432        (83,822)             190,827
Other noncurrent liabilities                      384               7,627                 76               -               8,087
Stockholders' equity                           51,397             121,924             21,479       (141,295)              53,505
                                              =========    ===============    ===============    ============       =============
       Total liabilities and stockholders'    $269,417           $223,470            $29,924      $(226,307)            $296,504
    equity
                                              =========    ===============    ===============    ============       =============



                                                                            As of October 3, 1998
                                              -----------------------------------------------------------------------------------
                                                                              Non-Guarantor
Balance Sheet                                 Parent         Guarantor         Subsidiaries
                                               Only         Subsidiaries                         Eliminations       Consolidated
                                              ---------    ---------------    ---------------    ------------       -------------
ASSETS
Cash                                           $  120              $  631            $ 1,346         $    --            $  2,097
Accounts receivable, net                       31,655              35,120              6,362           (782)              72,355
Inventories                                    26,354              46,717             11,028              --              84,099
Other current assets                            3,205              11,534                777            (470              15,046
                                              ---------    ---------------    ---------------    ------------       -------------
       Total current assets                    61,334              94,002             19,513         (1,252)             173,597

Property, plant and equipment, net             22,584              22,288              7,125              --              51,997
Investment in subsidiaries and other assets   175,100             109,078            (2,909)       (209,387)              71,882
                                              =========    ===============    ===============    ============       =============
       Total asset                            $259,018           $225,368            $23,729      $(210,639)            $297,476
                                              =========    ===============    ===============    ============       =============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities      $24,422             $33,410             $6,529       $ (1,253)             $63,108
Current installments of long-term debt and
    capital leases                                587               2,505                 --              --               3,092
                                              ---------    ---------------    ---------------    ------------       -------------
       Total current liabilities               25,009              35,915              6,529         (1,253)              66,200
Long-term debt and noncurrent installments
    of capital leases                         184,488              62,334              2,267        (77,595)             171,494
Other noncurrent liabilities                      384               8,154                280              --               8,818
Stockholders' equity                           49,137             118,965             14,653       (131,791)              50,964
                                              =========    ===============    ===============    ============       =============
       Total liabilities and stockholders'    $259,018           $225,368            $23,729      $(210,639)            $297,476
    equity
                                              =========    ===============    ===============    ============       =============




                                                                      Thirteen Weeks Ended January 2, 1999
                                              --------------------------------------------------------------------------------------
                                                                                   Non-
Statement of Cash Flows                        Parent        Guarantor          Guarantor
                                                Only        Subsidiaries       Subsidiaries       Eliminations       Consolidated
                                              ---------    ---------------    ---------------    ----------------   ----------------

Net cash used by operating activities         $(10,485)        $(4,156)            $ 2,021          $ (3,375)          $(15,995)
Net cash used by investing activities           (2,027)           2,231               (10)              (566)              (372)
Net cash provided by financing activities        12,473           2,688                127              3,942             19,230
Net increase (decrease) in cash                    (39)             763              2,138                  1              2,863
Cash, beginning of period                           120             631              1,346                  -              2,097
Cash, end of period                                  82           1,394              3,484                  -              4,960


                                                                      Fourteen Weeks Ended January 3, 1998
                                              --------------------------------------------------------------------------------------
                                                                                   Non-
Statement of Cash Flows                        Parent        Guarantor          Guarantor
                                                Only        Subsidiaries       Subsidiaries       Eliminations       Consolidated
                                              ---------    ---------------    ---------------    ----------------   ----------------

Net cash provided by operating activities     $(5,701)                  9                  -                   -           $(5,692)
Net cash used by investing activities            (482)                  -                  -                   -              (482)
Net cash provided by financing activities        6,154                  -                  -                   -              6,154
Net increase (decrease) in cash                   (29)                  9                  -                   -               (20)
Cash, beginning of period                          107                  9                  -                   -                116
Cash, end of period                                 78                 18                  -                   -                 96


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen           Fourteen
                                            Weeks ended       Weeks ended
                                            January 2,         January 3,
                                               1999               1998
                                           --------------    ---------------

Net sales                                        100.0%             100.0%
Cost of goods sold                                71.0               77.0
                                           --------------    ---------------
Gross profit                                      29.0               23.0
Selling, general and administrative               20.1               15.2
expenses
                                           --------------    ---------------
Operating income                                   8.9                7.8
Interest expense                                   4.9                1.3
Other, net                                         0.1                0.6
                                           --------------    ---------------
Income before income taxes                         3.9                5.9
Provision for income taxes                         1.5                2.2
                                                             ---------------
                                           ==============
Net income                                         2.4                3.7
                                           ==============    ===============


Thirteen weeks ended January 2, 1999 compared to the fourteen weeks ended January 3, 1998

         Net Sales. Net sales increased 168.4% to $94.2 million for the first quarter of fiscal 1999 from $35.1 million in the comparable prior year quarter. This increase was primarily due to an increase in units sold and higher average selling prices caused primarily by the inclusion of Savane's operating activity from June 10, 1998, the date of the acquisition.

         Gross Profit. Gross profit increased 238.2% to $27.3 million, or 29.0% of net sales for the first quarter of fiscal 1999, from $8.1 million, or 23.0% of net sales, for the comparable prior-year quarter. The dollar increase was primarily due to the increase in sales volume caused primarily by the inclusion of Savane's operating activities from the date of the acquisition. The increase in the gross profit percentage was primarily due to a change in mix of products to those yielding higher average selling prices and margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 253.6% to $18.9 million, or 20.1% of net sales, for the first quarter of fiscal 1999, from $5.3 million, or 15.2% of net sales, for the comparable prior year quarter. The dollar increase was primarily due to an increase in overall volume as a result of including the operations of Savane from the date of the acquisition. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to higher advertising and other brand support related expenses caused by the inclusion of Savane's operations from the date of the acquisition.

         Interest Expense. Interest expense increased to $4.6 million for the first quarter of fiscal 1999, from $447,000 for the comparable prior year quarter. The increase was due to the increase in average outstanding borrowings caused by the acquisition of Savane.

         Income Taxes. The Company's effective income tax rate for the first quarter of fiscal 1999 was 37.4% compared to 37.3% in the comparable prior year quarter. These rates are based on the Company's expected effective annual tax rate.

         Net Income. As a result of the above factors, net income increased 78.6% to $2.3 million for the first quarter of fiscal 1999 from $1.3 million for the comparable prior-year quarter.

Liquidity and Capital Resources

On June 10,  1998,  the  Company  closed on a new senior  credit  facility  (the
"Facility") which provides for borrowings of up to $110 million, subject to certain borrowing base limitations. The Facility was obtained in conjunction with the Company's acquisition of Savane and was used to refinance indebtedness then outstanding under the Company's previous senior credit facility, to refinance indebtedness of Savane, to pay fees incurred in connection with the acquisition of Savane and with the Facility, and for general corporate purposes. Borrowings under the Facility bear variable rates of interest (8.3% at January 2, 1999) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of January 2, 1999, excluding outstanding letters of credit of $12.1 million, an additional $22.6 was available for borrowings under the Facility.

During the thirteen weeks ended January 2, 1999, the Company used $16.0 million of cash in its operating activities, primarily due to seasonal decreases in accounts payable and accrued expenses of $22.6 million, including the payment of $5.3 million of accrued interest on the Company's senior subordinated notes. These uses were offset, in part, by net income of $2.3 million, which included non-cash expenses of $2.3 million, and a reduction in accounts receivable of $1.1 million.

Capital expenditures totaled $2.9 million for the first quarter of fiscal 1999 and are expected to approximate $12.0 million for the entire fiscal year. The expenditures to date and expenditures expected for the remainder of the fiscal year primarily relate to the upgrade or replacement of the Company's existing computer systems and equipment, as well as the expansion of its Tampa distribution center.

The Company believes that its existing working capital, the Facility, and internally generated funds are adequate for its working capital needs for the remainder of the fiscal year.


Impact of the Year 2000 Issue

The Company believes that its computer programs and systems are Year 2000 compliant. Should there be any portions of the Company's information systems that were overlooked in the remediation process, or become susceptible to The Year 2000 Issue subsequent to such remediation as the result of interaction with supplier or customer systems, or otherwise, the impact could be felt throughout the Company's main operating system which includes subsystems related to customer analysis, order processing, planning, procurement, production and sales.

The Company has communicated with all significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. As of the date of this report, substantially all of the Company's supplier and customers have informed the Company that their systems are or will be Year 2000 compliant within the next six months. If certain suppliers were not able to remediate their own Year 2000 issues, it could affect the Company's ability to order and receive raw materials shipments on a timely basis, which will have a direct and adverse impact on the Company's production schedule. This will then affect the Company's ability to fill customer orders on a timely basis, the result of which may be a loss of customer sales. In addition, if the Company's customers do not remediate their systems, it could affect the Company's ability to receive order information through EDI and receive POS inventory information, both of which will also have a direct and adverse impact on the Company's sales.

For further discussion of this matter, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Impact of the Year 2000 Issue" and "Business - Management Information Systems" in the Company's Annual Report on Form 10-K.

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

Factors Affecting the Company's Business and Prospects

This report contains forward-looking statements with respect to anticipated future results, which are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to: the continued success of our integration of the operations of Savane/Farah; the continued commitment to our products by our major customers; the financial strength of our major customers; the acceptance by the market of our new womenswear products; the ability to continue to use certain licensed trademarks and tradenames, including John Henry(R), Bill Blass(R) and Van Heusen(R); general economic conditions, including the price and availability of raw materials and global manufacturing costs and restrictions; the ability of our information systems to respond to changing business needs and the ability of those same systems to function in the Year 2000; and other risk factors listed from time to time in the Company's SEC reports and announcements. In addition, the estimated financial results for the first quarter do not necessarily indicate the results that may be expected for any future quarters or for the entire fiscal year.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices. The Company does not use any hedging transactions in order to modify the risk from these interest rate, foreign currency exchange rate and commodity price fluctuations. The Company also does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable


Item 2.  Changes in Securities

Not Applicable


Item 3.  Defaults upon Senior Securities

Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable


Item 5.  Other Information

Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits filed herewith

                Exhibit 10.23 Second Amendment to Loan and Security Agreement between Tropical Sportswear Int'l Corporation, Savane International Corp., Apparel Network Corporation and Fleet Capital Corporation, dated August 27, 1998
                Exhibit 10.24 Third Amendment to Loan and Security Agreement between Tropical Sportswear Int'l Corporation, Savane International Corp., Apparel Network Corporation and Fleet Capital Corporation, dated December 31, 1998
                Exhibit 27.2 Financial Data Schedule as of January 2, 1999 (filed for SEC purposes only)

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the thirteen week period ended January 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TROPICAL SPORTSWEAR INT'L CORPORATION
                                  (Registrant)



                                  /s/  N. Larry McPherson
                                       N. Larry McPherson
                                       Executive Vice President,
                                         and Treasurer
                                       (in the dual capacity of duly authorized
                                       officer and principal accounting officer)

                                       February 16, 1999

                     TROPICAL SPORTSWEAR INT'L CORPORATION

                          FORM 10-Q INDEX TO EXHIBITS

                                                                           PAGE

          Exhibit 10.23         Second  Amendment  to  Loan and  Security   15
                                Agreement  between  Tropical   Sportswear
                                Int'l Corporation,  Savane  International
                                Corp.,  Apparel  Network Corporation  and
                                Fleet Capital  Corporation, dated  August
                                27, 1998
          Exhibit 10.24         Third  Amendment  to  Loan  and  Security   22
                                Agreement  between  Tropical   Sportswear
                                Int'l Corporation,  Savane  International
                                Corp.,  Apparel  Network  Corporation and
                                Fleet Capital Corporation, dated December
                                31, 1998
          Exhibit 27.2          Financial Data Schedule  as of January 2,   28
                                1999 (filed for SEC purposes only)