Form 10-Q
period 1999-04-03
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 1999-05-18
CIK 1044324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the quarterly period ended April 3, 1999

 -------------------------------------------------------------------------------

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
       For the transition period from ___________ to ___________



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of May 12, 1999 there were 7,618,362 shares of the registrant's Common Stock outstanding.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I     Financial Information                                                           Page No.

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            11

PART II    Other Information

Item 1     Legal Proceedings                                                                14

Item 2     Changes in Securities                                                            14

Item 3     Defaults upon Senior Securities                                                  14

Item 4     Submission of Matters to a Vote of Security Holders                              14

Item 5     Other Information                                                                14

Item 6     Exhibits and Reports on Form 8-K                                                 14

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                      TROPICAL SPORTSWEAR INT'L CORPORATION
                                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                   (UNAUDITED)
                                                     (In thousands, except per share amounts)


                                               Thirteen            Thirteen            Twenty-six          Twenty-seven
                                             Weeks Ended          Weeks Ended          Weeks Ended         Weeks Ended
                                               April 3,            April 4,             April 3,             April 4,
                                                 1999                1998                 1999                 1998
                                           -----------------   ------------------  -------------------  ------------------

Net sales                                       $110,709             $ 47,373           $ 204,895             $ 82,467
Cost of goods sold                                79,196               35,672             146,086               62,696
                                           -----------------   ------------------  -------------------  ------------------
Gross profit                                      31,513               11,701              58,809               19,771
Selling, general and administrative
   expenses                                       20,363                6,019              39,251               11,360
                                           -----------------   ------------------  -------------------  ------------------
Operating income                                  11,150                5,682              19,558                8,411
Other expense:
   Interest expense                                4,755                  346               9,328                  793
   Other, net                                         55                  187                 168                  389
                                           -----------------   ------------------  -------------------  ------------------
                                                   4,810                  533               9,496                1,182

Income before income taxes                         6,340                5,149              10,062                7,229
Provision for income taxes                         2,339                1,896               3,730                2,671
                                           =================   ==================  ===================  ==================
Net income                                       $ 4,001              $ 3,253            $  6,332             $  4,558
                                           =================   ==================  ===================  ==================

Net income per common share:
    Basic                                          $0.53                $0.43               $0.83                $0.62
                                           =================   ==================  ===================  ==================
    Diluted                                        $0.51                $0.43               $0.80                $0.62
                                           =================   ==================  ===================  ==================


      See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)


                                                                                April 3,           October 3,
                                                                                  1999                1998
                                                                            -----------------   -----------------
                    ASSETS

          Current Assets:
             Cash                                                                 $   1,795            $   2,097
             Accounts receivable                                                     88,420               72,355
             Inventories                                                             87,826               84,099
             Prepaid expenses and other current assets                               11,264               15,046
                                                                            -----------------   -----------------
                         Total current assets                                       189,305              173,597

          Property & equipment net - at cost                                         53,771               51,997
          Intangible assets, including trademarks and goodwill                       51,315               51,706
          Other assets                                                               18,511               20,176
                                                                            =================   =================
                         Total assets                                             $ 312,902            $ 297,476
                                                                            =================   =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities
             Accounts payable and accrued expenses                                $  58,091            $  63,108
             Current portion of long-term debt and capital leases                     2,710                3,092
                                                                            -----------------   -----------------
                         Total current liabilities                                   60,801               66,200

          Long-term debt and capital leases                                         186,797              171,494
          Other non-current liabilities                                               8,030                8,818

          Shareholders' Equity:
             Preferred stock                                                              -                    -
             Common stock                                                                76                   76
             Additional Paid in Capital                                              17,465               17,270
             Foreign currency translation                                             (131)                   88
             Retained earnings                                                       39,864               33,530
                                                                            -----------------   -----------------
                         Total shareholders' equity                                  57,274               50,964
                                                                            -----------------   -----------------

                         Total liabilities and shareholders' equity               $ 312,902            $ 297,476
                                                                            =================   =================



           See accompanying notes.



                      TROPICAL SPORTSWEAR INT'L CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                        Twenty six           Twenty seven
                                                                        Weeks Ended           Weeks Ended
                                                                         April 3,              April 4,
                                                                           1999                  1998
                                                                     ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                       $6,332               $4,558
Adjustments to reconcile net income to net cash
         used in operating activities:
    Depreciation and amortization                                                 4,656                1,267
    Other, net                                                                    2,726                (137)
Changes in operating assets and liabilities:
    Accounts receivable                                                        (16,065)              (8,132)
    Inventories                                                                 (3,727)              (2,020)
    Other, net                                                                  (4,610)                1,171
                                                                        ----------------     -----------------
    Net cash used in operating activities                                      (10,688)              (3,293)

INVESTING ACTIVITIES
Capital expenditures                                                            (6,845)              (1,842)
Other, net                                                                        2,421                   24
                                                                        ----------------     -----------------
    Net cash used by investing activities                                       (4,424)              (1,821)

Financing activities:
Proceeds from sale of common stock                                                  -                 17,286
Retirement of preferred stock                                                       -                (3,863)
Net change in long-term debt and capital leases                                  14,921              (8,394)
Other, net                                                                        (111)                  107
                                                                        ----------------     -----------------
Net cash provided by financing activities                                        14,810                5,136
                                                                        ----------------     -----------------

Net increase (decrease) in cash                                                   (302)                   22
Cash at beginning of period                                                       2,097                  116
                                                                        ----------------     -----------------
Cash at end of period                                                             1,795                  138
                                                                        ================     =================

           See accompanying notes.


                      TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        April 3, 1999 and October 3, 1998
               (In thousands, except share and per share amounts)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int'l Corporation (the "Company") include the accounts of Tropical Sportswear Int'l Corporation and its subsidiaries except that the accounts of Savane International Corp. ("Savane", formerly known as Farah Incorporated) are only included for the periods following June 10, 1998, the date it was acquired. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 1998. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim periods presented. Operating results for the twenty-six weeks ended April 3, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending October 2, 1999.


2.       INVENTORIES

Inventories consist of the following:

                                                            April 3,           October 3,
                                                              1999                1998
                                                        ---------------    ------------------

        Raw materials                                         $12,970              $11,340
        Work in process                                        19,086               21,886
        Finished goods                                         55,770               50,873
                                                        ---------------    ------------------
                                                              $87,826              $84,099
                                                        ===============    ==================


3.       DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                            April 3,           October 3,
                                                              1999                1998
                                                        ---------------    ------------------
        Revolving credit line                                $ 71,977             $ 55,997
        Real estate loan                                        9,386                9,520
        Senior Subordinated Notes                             100,000              100,000
        Capital leases                                          6,729                7,416
        Other                                                   1,415                1,653
                                                        ---------------    ------------------
                                                              189,507              174,586
        Less current maturities                                 2,710                3,092
                                                        ---------------    ------------------
                                                             $186,797             $171,494
                                                        ===============    ==================

On June 10, 1998, the Company closed on a new senior credit facility (the "Facility") which provides for borrowings of up to $110,000, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest (7.9% at April 3, 1999) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of April 3, 1999, excluding the impact of outstanding letters of credit of $1,797, an additional $38,023 was available for borrowings under the Facility.

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                               Thirteen           Fourteen          Twenty-six         Twenty-seven
                                             Weeks ended        Weeks ended         Weeks ended         Weeks ended
                                               April 3,           April 4,           April 3,            April 4,
                                                 1999               1998               1999                1998
                                            ---------------   ----------------- - ---------------- -- ----------------

Numerator for basic and diluted earnings per share:
      Net income                                    $4,001              $3,253             $6,332              $4,558

Denominator for basic earnings per share:
    Weighted average shares of common
        stock outstanding                        7,611,296           7,600,000          7,609,742           7,397,802

Effect of dilutive stock options using the
    treasury stock method                          272,371              13,783            276,341              10,204
                                            ---------------   ----------------- - ---------------- -- ----------------

Denominator for diluted earnings per share       7,883,667           7,613,783          7,886,083           7,408,006
                                            ===============   ================= = ================ == ================

Net income per common share:
     Basic                                           $0.53               $0.43              $0.83               $0.62
                                            ===============   ================= = ================ == ================
     Diluted                                         $0.51               $0.43              $0.80               $0.62
                                            ===============   ================= = ================ == ================


5.  ACQUISITION OF SAVANE INTERNATIONAL

The Company completed the acquisition of Savane on June 10, 1998. Total purchase price, including cash paid for common stock acquired, cash paid for the fair value of outstanding stock options, and fees and expenses incurred to date amounted to $90.2 million.

The acquisition has been accounted for using the purchase method of accounting and the Savane results of operations have been included in the consolidated statements of income since the acquisition date. The preliminary fair value of identifiable tangible and intangible net assets acquired is $53.2 million. Additional exit activities and further analysis are currently being performed which could cause this amount to be adjusted. The preliminary purchase price in excess of net assets acquired of $37.0 million was allocated to goodwill. The goodwill is being amortized over a period of 30 years.

Subsequent to the acquisition, the Company began performing a thorough analysis of Savane's operations and developed a plan to exit certain activities and terminate certain personnel. The major activities to date include, among other things, elimination of redundant personnel, closure of two manufacturing facilities in Costa Rica, closure of a manufacturing facility and an inventory consolidation warehouse in Mexico, disposal of a chain of 32 retail stores, closure of a storage facility in Texas, and the disposal of certain equipment and other non-operating assets. As of April 3, 1999, the Company has accrued approximately $2.7 million related to exit costs which primarily consist of estimated lease termination costs and related expenses. Management continues to evaluate certain acquired facilities and other long-lived assets for compatibility with the Company's long range business plans. Any additional exit costs or changes in the carrying value of assets will increase or decrease goodwill until the Company's exit activities are finalized by June 1999.

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

                                Twenty-seven
                                 Weeks Ended
                                   April 4,
                                     1998
                               -----------------

Net sales                          $206,034
Net income                            1,137
Earnings per share                     0.14


6.  COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive income includes a currency translation adjustment of $138 (net of tax benefit of $81) for the twenty-six weeks ended April 3, 1999 and none for the twenty-seven weeks ended April 4, 1998. Comprehensive income totaled $6,194 and $4,558 for the twenty-six weeks ended April 3, 1999 and the twenty-seven weeks ended April 4, 1998, respectively.

7.  SUPPLEMENTAL COMBINING CONDENSED FINANCIAL

The Company's Senior Subordinated Notes, due 2008 (the "Notes") are jointly and severally guaranteed by Tropical's domestic subsidiaries. The wholly-owned foreign subsidiaries are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes except for their local overdraft facility and capital lease obligations.

 The following is the supplemental combining condensed balance sheet as of April 3, 1999, the supplemental combining condensed statement of operations for the thirteen weeks and twenty-six weeks ended April 3, 1999 and the thirteen weeks and twenty-seven weeks ended April 4, 1998 and the supplemental combining condensed statement of cash flows for the twenty-six weeks ended April 3, 1999 and the twenty-seven weeks ended April 4, 1998. The only intercompany eliminations are the normal intercompany sales, borrowings and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

7.       SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (continued)

                                                                   Thirteen Weeks Ended April 3, 1999
                                              -----------------------------------------------------------------------------
                                                                            Non-Guarantor
Statement of Operations                        Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                      $46,558          $55,717         $10,092          $(1,658)         $110,709
Gross profit                                    11,778           16,468           3,267                 -           31,513
Operating income                                 5,455            5,410             285                 -           11,150
Interest, income taxes and other, net            2,533            4,501             127              (12)            7,149
Net income                                       2,922              909             158                 12           4,001



                                                                   Thirteen Weeks Ended April 4, 1998
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                      $47,324             $101               -             $(52)          $47,373
Gross profit                                    11,733             (32)               -                 -           11,701
Operating income (loss)                          5,742             (60)               -                 -            5,682
Interest, income taxes and other, net            2,730            (301)               -                 -            2,429
Net income                                       3,012              241               -                 -            3,253



                                                                  Twenty-six Weeks Ended April 3, 1999
                                              -----------------------------------------------------------------------------
                                                                            Non-Guarantor
Statement of Operations                        Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                      $80,514         $106,201         $21,264          $(3,084)         $204,895
Gross profit                                    19,854           32,485           6,470                 -           58,809
Operating income                                 7,981           10,890             687                 -           19,558
Interest, income taxes and other, net            3,968            7,102             338            1,818            13,226
Net income                                       4,013            3,788             349            (1,818)           6,332



                                                                 Twenty-seven Weeks Ended April 4, 1998
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                      $82,308             $283               -            $(124)          $82,467
Gross profit                                    19,702               69               -                 -           19,771
Operating income                                 8,405                6               -                 -            8,411
Interest, income taxes and other, net            4,305            (452)               -                 -            3,853
Net income                                       4,100              458               -                 -           4,558







7.       SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (continued)


                                                                          As of April 3, 1999
                                              ----------------------------------------------------------------------------
                                                                            Non-Guarantor
Balance Sheet                                  Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations     Consolidated
                                              ---------    -------------    ------------    -------------    -------------
ASSETS
Cash                                           $   39            $  118         $ 1,638          $     -          $ 1,795
Accounts receivable, net                       39,971            41,577           7,551            (679)           88,420
Inventories                                    32,656            46,373           8,797                -           87,826
Other current assets                            3,131             9,131             736          (1,734)           11,264
                                              ---------    -------------    ------------    -------------    -------------
         Total current assets                  75,797            97,199          18,722          (2,413)          189,305

Property, plant and equipment, net             25,430            21,602           6,739                -           53,771
Investment in subsidiaries and other assets   181,233           107,325           3,659        (222,391)           69,826
                                              =========    =============    ============    =============    =============
         Total asset                          $282,460         $226,126         $29,120       $(224,804)         $312,902
                                              =========    =============    ============    =============    =============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities      $26,062           $28,352         $ 6,292       $  (2,615)          $58,091
Current portion of long-term debt and             478             2,053             179                -            2,710
    capital leases
                                              ---------    -------------    ------------    -------------    -------------
       Total current liabilities               26,540            30,405           6,471          (2,615)           60,801
Long-term debt and noncurrent portion of
    capital leases                            201,154            65,621           1,407         (81,385)          186,797
Other noncurrent liabilities                      384             7,567              79                -            8,030
Stockholders' equity                           54,382           122,533          21,163        (140,804)           57,274
                                              =========    =============    ============    =============    =============
       Total liabilities and stockholders'    $282,460         $226,126         $29,120       $(224,804)         $312,902
         equity
                                              =========    =============    ============    =============    =============



                                                                  Twenty-six Weeks Ended April 3, 1999
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Cash Flows                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net cash used by operating activities         $(6,254)         $(2,361)          $1,897          $(3,970)        $(10,688)
Net cash used by investing activities          (4,738)              988            (43)             (631)          (4,424)
Net cash provided by financing activities       10,911              864         (1,566)             4,601           14,810
Net increase (decrease) in cash                   (81)            (509)             288                --            (302)
Cash, beginning of period                          120              630           1,347                --            2,097
Cash, end of period                                 39              121           1,635                --            1,795


                                                                 Twenty-seven Weeks Ended April 4, 1998
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Cash Flows                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net cash used by operating activities         $                    $ 22               -                 -        $ (3,293)
                                               (3,315)
Net cash used by investing activities          (1,821)                -               -                 -          (1,821)
Net cash provided by financing activities        5,136                -               -                 -            5,136
Net increase (decrease) in cash                      -               22               -                 -               22
Cash, beginning of period                          107                9               -                 -              116
Cash, end of period                                107               31               -                 -              138



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen          Thirteen           Twenty-six        Twenty-seven
                                            Weeks ended       Weeks ended         Weeks ended        Weeks ended
                                             April 3,           April 4,           April 3,           April 4,
                                               1999               1998               1999               1998
                                           --------------    --------------- -- ---------------- -- --------------

Net sales                                        100.0%             100.0%            100.0%              100.0%
Cost of goods sold                                71.5               75.3              71.3                76.0
                                           --------------    --------------- -- ---------------- -- --------------
Gross profit                                      28.5               24.7              28.7                24.0
Selling, general and administrative               18.4               12.7              19.2                13.8
expenses
                                           --------------    --------------- -- ---------------- -- --------------
Operating income                                  10.1               12.0               9.5                10.2
Interest expense                                   4.3                0.7               4.6                 1.0
Other, net                                           -                0.4               0.1                 0.5
                                           --------------    --------------- -- ---------------- -- --------------
Income before income taxes                         5.8               10.9               4.8                 8.7
Provision for income taxes                         2.1                4.0               1.8                 3.2
                                           ==============    =============== == ================ == ==============
Net income                                         3.7                6.9               3.0                 5.5
                                           ==============    =============== == ================ == ==============


Thirteen weeks ended April 3, 1999 compared to the thirteen weeks ended April 4, 1998

         Net Sales. Net sales increased 134% to $110.7 million for the second quarter of fiscal 1999 from $47.4 million in the comparable prior year quarter. This increase was primarily due to an increase in units sold and higher average selling prices caused primarily by the inclusion of Savane's operating activity from June 10, 1998, the date of the acquisition.

         Gross Profit. Gross profit increased 169% to $31.5 million, or 28.5% of net sales for the second quarter of fiscal 1999, from $11.7 million, or 24.7% of net sales, for the comparable prior-year quarter. The dollar increase was due to the increase in sales volume caused primarily by the inclusion of Savane's operating activities from the date of the acquisition. The increase in the gross profit percentage was primarily due to a change in mix of products to those yielding higher average selling prices and margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 238% to $20.3 million, or 18.4% of net sales, for the second quarter of fiscal 1999, from $6.0 million, or 12.7% of net sales, for the comparable prior year quarter. The dollar increase was primarily due to an increase in overall volume as a result of including the operations of Savane from the date of the acquisition. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to higher advertising and other brand support related expenses caused by the inclusion of Savane's operations from the date of the acquisition.

         Interest Expense. Interest expense increased to $4.8 million for the second quarter of fiscal 1999, from $346,000 for the comparable prior year quarter. The increase was due to the increase in average outstanding borrowings caused by the acquisition of Savane, including Savane's outstanding borrowings as of the date of acquisition and the Company's issuance of $100 million of Senior Subordinated Notes, the proceeds from which were used to finance the acquisition of Savane.

         Income Taxes. The Company's effective income tax rate for the second quarter of fiscal 1999 was 36.9% compared to 36.8% in the comparable prior year quarter. These rates are based on the Company's expected effective annual tax rate.

         Net Income.   As a result of the above  factors,  net income  increased
23.0% to $4.0 million for the second quarter of fiscal 1999 from $3.3 million for the comparable prior-year quarter.

Twenty-six weeks ended April 3, 1999 compared to the twenty- seven weeks ended April 4, 1998.

         Net Sales. Net sales increased 148% to $204.9 million for the twenty six weeks ended April 3, 1999 from $82.5 million in the comparable prior year period. This increase was primarily due to an increase in units sold and higher average selling prices caused primarily by the inclusion of Savane's operating activity from June 10, 1998, the date of the acquisition.

         Gross Profit. Gross profit increased 197% to $58.8 million, or 28.7% of net sales for the twenty-seven weeks ended April 3, 1999, from $19.8 million, or 24.0% of net sales, for the comparable prior-year period. The dollar increase was primarily due to the increase in sales volume caused primarily by the inclusion of Savane's operating activities from the date of the acquisition. The increase in the gross profit percentage was primarily due to a change in mix of products to those yielding higher average selling prices and margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 246% to $39.2 million, or 19.2% of net sales, for the twenty-six weeks ended April 3, 1999, from $11.4 million, or 13.8% of net sales, for the comparable prior year period. The dollar increase was primarily due to an increase in overall volume as a result of including the operations of Savane from the date of the acquisition. The increase in selling, general and administrative expenses as a percent of net sales was primarily due to higher advertising and other brand support related expenses caused by the inclusion of Savane's operations from the date of the acquisition.

         Interest Expense. Interest expense increased to $9.3 million for the twenty-six weeks ended April 3, 1999, from $793,000 for the comparable prior year period. The increase was due to the increase in average outstanding borrowings caused by the acquisition of Savane, including Savane's outstanding borrowings as of the date of the acquisition and the company's issuance of $100 million of Senior Subordinated Notes, the proceeds from which were used to finance the acquisition of Savane.

         Income Taxes. The Company's effective income tax rate for twenty-six weeks ended April 3, 1999 was 37.1% compared to 36.9% in the comparable prior year period. These rates are based on the Company's expected effective annual tax rate.

         Net Income.   As a result of the above  factors,  net income  increased
38.9% to $6.3 million for the twenty-six weeks ended April 3, 1999 from $4.6 million for the comparable prior-year period.


Liquidity and Capital Resources

On June 10,  1998,  the  Company  closed on a new senior  credit  facility  (the
"Facility") which provides for borrowings of up to $110 million, subject to certain borrowing base limitations. The Facility was obtained in conjunction with the Company's acquisition of Savane and was used to refinance indebtedness then outstanding under the Company's previous senior credit facility, to refinance indebtedness of Savane, to pay fees incurred in connection with the acquisition of Savane and with the Facility, and for general corporate purposes. Borrowings under the Facility bear variable rates of interest (7.9% at April 3, 1999) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of April 3, 1999, excluding outstanding letters of credit of $1.8 million, an additional $38.0 million was available for borrowings under the Facility.

During the twenty-six weeks ended April 3, 1999, the Company used $10.7 million of cash in its operating activities, primarily due to a decrease in accounts payable and accrued expenses of $4.3 million, as a result of the payment of $5.3 million of accrued interest on the Company's senior subordinated notes and seasonal volume related increases in accounts receivable of $16.1 million and inventory of $3.7 million. These uses were offset, in part, by net income of $6.3 million, which included non-cash expenses of $5.9 million.

Capital expenditures totaled $6.8 million for the second quarter of fiscal 1999 and are expected to approximate $12.0 million for the entire fiscal year. The expenditures to date and expenditures expected for the remainder of the fiscal year primarily relate to the upgrade or replacement of the Company's existing computer systems and equipment, as well as the expansion of its Tampa distribution center.

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

For further discussion of this matter, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Impact of the Year 2000 Issue" and "Business - Management Information Systems" in the Company's Annual Report on Form 10-K for the year ended October 3, 1998.


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


Factors Affecting the Company's Business and Prospects

This report contains forward-looking statements with respect to anticipated future results, which are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to: the continued success of our integration of the operations of Savane/Farah; the continued commitment to our products by our major customers; the financial strength of our major customers; the acceptance by the market of our new womenswear products; the ability to continue to use certain licensed trademarks and tradenames, including John Henry(R), Bill Blass(R), and Van Heusen(R); general economic conditions, including the price and availability of raw materials and global manufacturing costs and restrictions; the ability of our information systems to respond to changing business needs and the ability of those same systems to function in the Year 2000; and other risk factors listed from time to time in the Company's SEC reports and announcements. In addition, the estimated financial results for the first two quarters do not necessarily indicate the results that may be expected for any future quarters or for the entire fiscal year.


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



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 2, 1999, the Company entered into an agreement with Levi Strauss & Co. ("Levi") to settle a lawsuit filed by Levi on March 21, 1997. The lawsuit alleged that the Company had infringed upon certain of Levi's proprietary trade dress and trademarks. The settlement agreement calls for each party to be responsible for its own legal fees and for the Company not to use certain trade dress and trademarks in the future. Management of the Company does not believe the settlement agreement will have any significant impact on the Company's operations.


Item 2.  Changes in Securities

Not Applicable


Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company held on Thursday, February 4, 1999, the following matters were brought before and voted upon by the shareholders:

         1.       A proposal  to elect  the following  directors to the Board of
Directors  to  serve  until  the  indicated  year  of  the  Annual  Meeting   of
Shareholders of the Company:

                                               For        Withhold Authority

     Richard C. Allender                     6,797,764           7,060
         (term to expire in 2000)
     Charles J. Smith                        6,799,464           5,360
         (term to expire in 2001)
     Leslie J. Gillock                       6,800,024           4,800
         (term to expire in 2002)
     Donald H. Livingstone                   6,799,974           4,850
         (term to expire in 2002)
     Eloy S. Vallina-Laguera                 6,800,024           4,800
         (term to expire in 2002)

         The following members of the Board of Directors of the Company will continue in office after the Annual Meeting:

     Jesus Alvarez-Morodo (term to expire in 2000)
     William W. Compton (term to expire in 2000)
     Michael Kagan (term to expire in 2001)
     Leon H. Reinhart (term to expire in 2001)


         2. A proposal to amend the Company's Employee Stock Option Plan by increasing the maximum shares of Common Stock authorized for issuance thereunder from 500,000 to 1,000,000:

           For       Against       Abstain       Broker Non-Votes

        5,632,598    710,880        6,815             454,531


         3. A proposal to ratify the selection of Ernst & Young LLP as the Company's independent certified public accountants for the fiscal year ending October 2, 1999:

           For       Against       Abstain       Broker Non-Votes

        6,801,609      1,100        2,115                   0


Item 5.  Other Information

Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits filed herewith

                Exhibit 27-2 Financial Data Schedule as of April 3, 1999 (filed for SEC purposes only)


         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the thirteen week period ended April 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

May 18, 1999