Form 10-Q
period 1999-07-03
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 1999-08-18
CIK 1044324

 THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
    ENDED JULY 3, 1999 FILED ON AUGUST 18, 1999 PURSUANT TO A RULE 201 --
                        TEMPORARY HARDSHIP EXEMPTION.


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended                   July 3, 1999
                                ------------------------------------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                     to
                              --------------------    ------------------------

Commission File Number                     0-23161
                       ---------------------------------------------------------

                     TROPICAL SPORTSWEAR INT'L CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             FLORIDA                                          59-3424305
-----------------------------------------            ---------------------------
     (State or other jurisdiction of                           I.R.S.
     incorporation or organization)                  Employer Identification No.

Registrant's telephone number, including area code     (813) 249-4900
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

As of August 12, 1999 there were 7,618,695 shares of the registrant's Common Stock outstanding.

                     TROPICAL SPORTSWEAR INT'L CORPORATION

                                   FORM 10-Q
                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                                             PAGE NO.
                                                                                           --------
Item 1   Financial Statements                                                                 3

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                               11

Item 3   Quantitative and Qualitative Disclosures about Market Risk                          14


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                                   15

Item 2   Changes in Securities                                                               15

Item 3   Defaults upon Senior Securities                                                     15

Item 4   Submission of Matters to a Vote of Security Holders                                 15

Item 5   Other Information                                                                   15

Item 6   Exhibits and Reports on Form 8-K                                                    15

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

                     TROPICAL SPORTSWEAR INT'L CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)

                                                 Thirteen         Thirteen      Thirty-nine      Forty
                                                Weeks Ended      Weeks Ended    Weeks Ended   Weeks Ended
                                                  July 3,          July 4,        July 3,       July 4,
                                                   1999             1998           1999          1998
                                                 ----------      -----------    -----------     ---------
Net sales                                        $ 110,544       $ 69,823       $ 315,439       $ 152,290
Cost of goods sold                                  80,921         51,874         227,007         114,570
                                                 ---------       --------       ---------       ---------
Gross profit                                        29,623         17,949          88,432          37,720
Selling, general and administrative expenses        18,760         10,776          58,011          22,136
                                                 ---------       --------       ---------       ---------
Operating income                                    10,863          7,173          30,421          15,584
Other expense:
  Interest expense                                   4,556          1,435          13,884           2,238
  Bridge loan funding fee                               --            500              --             500
  Other, net                                           882            288           1,050             667
                                                 ---------       --------       ---------       ---------
                                                     5,438          2,223          14,934           3,405

Income before income taxes                           5,425          4,950          15,487          12,179
Provision for income taxes                           2,150          1,860           5,880           4,531
                                                 ---------       --------       ---------       ---------
Net income                                       $   3,275       $  3,090       $   9,607       $   7,648
                                                 =========       ========       =========       =========

Net income per common share:
  Basic                                          $    0.43       $   0.41       $    1.26       $    1.02
                                                 =========       ========       =========       =========
  Diluted                                        $    0.42       $   0.40       $    1.22       $    1.02
                                                 =========       ========       =========       =========

                            See accompanying notes.

                     TROPICAL SPORTSWEAR INT'L CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        JULY 3,       OCTOBER 3,
                                                         1999            1998
                                                       --------       ----------
                         ASSETS

Current Assets:
  Cash                                                 $  2,173        $  2,097
  Accounts receivable                                    80,551          72,355
  Inventories                                            84,402          84,099
  Prepaid expenses and other current assets              13,522          15,046
                                                       --------        --------
        Total current assets                            180,648         173,597

Property & equipment net - at cost                       50,095          51,997
Intangible assets, including trademarks and goodwill     56,181          51,706
Other assets                                             21,312          20,176
                                                       --------        --------
        Total assets                                   $308,236        $297,476
                                                       ========        ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                $ 52,923        $ 63,108
  Current portion of long-term debt and capital
    leases                                                2,549           3,092
                                                       --------        --------
        Total current liabilities                        55,472          66,200

Long-term debt and capital leases                       187,767         171,494
Other non-current liabilities                             3,824           8,818

Shareholders' Equity:
  Preferred stock                                             -               -
  Common stock                                               76              76
  Additional Paid in Capital                             17,490          17,270
  Foreign currency translation                              470              88
  Retained earnings                                      43,137          33,530
                                                       --------        --------
        Total shareholders' equity                       61,173          50,964
                                                       --------        --------
        Total liabilities and shareholders' equity     $308,236        $297,476
                                                       ========        ========

                            See accompanying notes.

                     TROPICAL SPORTSWEAR INT'L CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THIRTY-NINE      FORTY
                                                              WEEKS ENDED   WEEKS ENDED
                                                                JULY 3,       JULY 4,
                                                                 1999          1998
                                                              -----------   -----------
OPERATING ACTIVITIES
Net Income                                                     $  9,607      $  7,648
Adjustments to reconcile net income to net cash
      Used in operating activities:
  Depreciation and amortization                                   6,999         2,314
  Deferred taxes                                                 (2,978)           --
  Other, net                                                       (317)         (583)
Changes in operating assets and liabilities:
  Accounts receivable                                            (7,813)      (12,818)
  Inventories                                                      (303)         (678)
  Other, net                                                     (9,845)       (6,698)
                                                               --------      --------
  Net cash used in operating activities                          (4,650)     $(10,815)

INVESTING ACTIVITIES
Capital expenditures                                            (10,178)       (3,766)
Acquisition of Farah Inc, net of cash acquired                   (1,182)      (84,179)
Other, net                                                          143           121
                                                               --------      --------
  Net cash used by investing activities                         (11,217)     $(87,824)

FINANCING ACTIVITIES:
Proceeds from sale of common stock                                  220        17,286
Retirement of preferred stock                                        --        (3,863)
Net change in long-term debt and capital leases                  15,000        95,078
Other, net                                                          723        (5,127)
                                                               --------      --------
Net cash provided by financing activities                        15,943      $103,374
                                                               --------      --------
Net increase in cash                                                 76         4,735
Cash at beginning of period                                       2,097           116
                                                               --------      --------
Cash at end of period                                             2,173      $  4,851
                                                               --------      --------

                            See accompanying notes.

                     TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                        July 3, 1999 and October 3, 1998
               (In thousands, except share and per share amounts)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int'l Corporation (the "Company") include the accounts of Tropical Sportswear Int'l Corporation and its subsidiaries except that the accounts of Savane International Corp. ("Savane", formerly known as Farah Incorporated) are only included for the periods following June 10, 1998, the date it was acquired. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 1998. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim periods presented. Operating results for the thirty-nine weeks ended July 3, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending October 2, 1999.

2.  INVENTORIES

Inventories consist of the following:

                                    July 3,          October 3,
                                      1999              1998
                                    -------          ----------
      Raw materials                 $10,236            $11,340
      Work in process                13,972             21,886
      Finished goods                 60,194             50,873
                                    -------            -------
                                    $84,402            $84,099
                                    =======            =======

3.  DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:


                                     July 3,         October 3,
                                      1999             1998
                                    --------         ----------
      Revolving credit line         $ 72,494          $ 55,997
      Real estate loan                10,354             9,520
      Senior Subordinated Notes      100,000           100,000
      Capital leases                   6,247             7,416
      Other                            1,221             1,653
                                    --------          --------
                                     190,316           174,586
      Less current maturities          2,549             3,092
                                    --------          --------
                                    $187,767          $171,494
                                    ========          ========


The senior credit facility (the "Facility") provides for borrowings of up to $110,000, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest (8.0% at July 3, 1999) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of July 3, 1999, excluding the impact of outstanding letters of credit of $1,279, an additional $21,699 was available for borrowings under the Facility.

On May 28, 1999, the Company entered into a construction loan ("Construction Loan") agreement secured by the Company's distribution center, cutting facility, and administrative offices in Tampa, Florida. The Construction Loan was utilized to refinance $9.4 million outstanding on the Company's real estate loan and to finance up to $6 million of an expansion to the Company's Tampa distribution facility. In March 2000, the Construction Loan will be converted to a term, similarly secured loan. Principal and interest are due monthly on the refinanced amount. The Construction Loan requires monthly interest payments through February 2000 with principal payments commencing in March 2000. The principal payments are based on a 20-year amortization with all outstanding principal due on or before May 15, 2008.

On the first $7 million of borrowings under the Construction Loan, interest is payable at a fixed base rate plus an applicable margin and on the remainder of the borrowings, interest is payable based on the 30 day LIBOR rate plus an applicable margin. For June 1999, the annual effective interest rate on the Construction Loan is approximately 8.9%.

The Construction Loan agreement contains certain covenants including: (i) maintenance of consolidated senior debt and funded debt to EBITDA at specified levels, (ii) maintenance of a fixed charge coverage ratio at specified levels,
(iii) maintenance of specified levels of tangible net worth, (iv) maintenance of total liabilities to net worth at specified levels, and (v) limitations on annual capital expenditures. The Company is in compliance with all such covenants.

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                 Thirteen           Thirteen        Thirty-nine          Forty
                                                Weeks ended       Weeks ended       Weeks ended       Weeks ended
                                                  July 3,           July 4,           July 3,           July 4,
                                                   1999               1998              1999              1998
                                                -----------       -----------       -----------       -----------
Numerator for basic and diluted
  Earnings per share:
    Net income                                   $   3,275         $   3,090         $    9,607        $   7,648

Denominator for basic earnings per share:
  Weighted average shares of common
    stock outstanding                             7,618,478         7,600,000         7,612,782        $7,465,000

Effect of dilutive stock options using the
  treasury stock method                             227,938           135,000           260,207            52,000
                                                -----------       -----------       -----------       -----------

Denominator for diluted earnings per share        7,846,416         7,735,000         7,872,988         7,517,000
                                                -----------       -----------       -----------       -----------

Net income per common share:
  Basic                                          $     0.43        $     0.41        $     1.26        $     1.02
                                                -----------       -----------       -----------       -----------
  Diluted                                        $     0.42        $     0.40        $     1.22        $     1.02
                                                -----------       -----------       -----------       -----------

5.  ACQUISITION OF SAVANE INTERNATIONAL

The Company completed the acquisition of Savane on June 10, 1998. The total purchase price, including cash paid for common stock acquired, cash paid for the fair value of outstanding stock options, and fees and expenses less cash acquired amounted to $90.8 million.

The acquisition has been accounted for using the purchase method of accounting and the Savane results of operations have been included in the consolidated statements of income since the acquisition date. The fair value of identifiable tangible and intangible net assets acquired is $57.5 million. The purchase price in excess of net assets acquired of $42.6 million was allocated to goodwill. The goodwill is being amortized over a period of 30 years.

Subsequent to the acquisition, the Company began performing a thorough analysis of Savane's operations and developed a plan to exit certain activities and terminate certain personnel. The major activities to date include, among other things, elimination of redundant personnel, closure of two manufacturing facilities in Costa Rica, closure of a manufacturing facility and an inventory consolidation warehouse in Mexico, disposal of a chain of 32 retail stores, closure of a storage facility in Texas, and the disposal of certain equipment and other non-operating assets. As of July 3, 1999, the Company has accrued approximately $7.4 million related to exit costs which primarily consist of estimated lease termination costs and related expenses.

The unaudited pro forma results presented below include the effects of the acquisition as if it has been consummated at the beginning of the year prior to acquisition. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of the year prior to acquisition.

                                        Forty Weeks ended
                                          July 4, 1998
                                        ------------------
          Net sales                         $335,598
          Net income (loss)                   (3,666)
          Earnings (loss) per share            (0.49)

6.   COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive income includes a currency translation adjustment of $239 (net of tax benefit of $143) for the thirty-nine weeks ended July 3, 1999 and none for the forty weeks ended July 4, 1998. Comprehensive income totaled $9,846 and $7,648 for the thirty-nine weeks ended July 3, 1999 and the forty weeks ended July 4, 1998, respectively.

7.   SUPPLEMENTAL COMBINING CONDENSED FINANCIAL INFORMATION

The Company's Senior Subordinated Notes, due 2008 (the "Notes") are jointly and severally guaranteed by Tropical's domestic subsidiaries. The wholly-owned foreign subsidiaries are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes except for their local overdraft facility and capital lease obligations.

The following is the supplemental combining condensed statement of income for the thirteen weeks and thirty-nine weeks ended July 3, 1999 and the thirteen weeks and forty-weeks ended July 4, 1998, the supplemental combining condensed balance sheet as of July 3, 1999, and the supplemental combining condensed statement of cash flows for the thirty-nine weeks ended July 3, 1999 and the forty-weeks ended July 3, 1998. The only intercompany eliminations are the normal intercompany sales, borrowings and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                                                               THIRTEEN WEEKS ENDED JULY 3, 1999
                                             --------------------------------------------------------------------
                                                                           NON-
                                              PARENT     GUARANTOR      GUARANTOR
STATEMENT OF INCOME                            ONLY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   ------------   ------------   ------------
Net sales                                    $ 49,025     $ 53,695       $  9,427       $(1,603)       $110,544
Gross profit                                   12,178       14,638          2,807                        29,623
Operating income                                5,932        4,792            139                        10,863
Interest, income taxes and other, net           3,139        6,054         (1,553)          (52)          7,588
Net income (loss)                               2,793       (1,262)         1,692            52           3,275

                                                               THIRTEEN WEEKS ENDED JULY 4, 1998
                                             --------------------------------------------------------------------
                                                                           NON-
                                              PARENT     GUARANTOR      GUARANTOR
STATEMENT OF INCOME                            ONLY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   ------------   ------------   ------------
Net sales                                    $ 51,108     $ 16,577       $  3,077       $  (939)       $ 69,823
Gross profit                                   13,235        4,096            618             -          71,949
Operating income                                6,980          301           (108)            -           7,173
Interest, income taxes and other, net           3,247          944            (50)          (58)          4,083
Net income (loss)                               3,733         (643)           (58)           58           3,090

                                                              THIRTY-NINE WEEKS ENDED JULY 3, 1999
                                             --------------------------------------------------------------------
                                                                           NON-
                                              PARENT     GUARANTOR      GUARANTOR
STATEMENT OF INCOME                            ONLY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   ------------   ------------   ------------
Net sales                                    $129,539     $159,896       $ 30,691       $(4,687)       $315,439
Gross profit                                   32,032       47,123          9,277             -          88,432
Operating income                               13,913       15,682            826             -          30,421
Interest, income taxes and other, net           7,107       13,156         (1,215)        1,766          20,814
Net income (loss)                               6,806        2,526          2,041        (1,766)          9,607

                                                                FORTY WEEKS ENDED JULY 4, 1998
                                             --------------------------------------------------------------------
                                                                           NON-
                                              PARENT     GUARANTOR      GUARANTOR
STATEMENT OF INCOME                            ONLY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   ------------   ------------   ------------
Net sales                                    $133,416     $ 16,860       $  3,077       $(1,063)       $152,290
Gross profit                                   32,937        4,166            617             -          37,720
Operating income                               15,385          308           (109)            -          15,584
Interest, income taxes and other, net           7,552          493            (51)          (58)          7,936
Net income (loss)                               7,833         (185)           (58)           58           7,648


                                                                                      AS OF JULY 3, 1999
                                                             -----------------------------------------------------------------------
                                                                                             NON-
                                                              PARENT       GUARANTOR      GUARANTOR
BALANCE SHEET                                                  ONLY       SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                                             --------     ------------   ------------     ------------  ------------

ASSETS
Cash                                                         $     92        $     26       $  2,055      $       --      $  2,173
Accounts receivable, net                                       41,005          34,700          5,569            (723)       80,551
Inventories                                                    25,310          47,793         11,299              --        84,402
Other current assets                                            1,673          11,251            998              --        13,522
                                                             --------        --------        -------      ----------      --------
          Total current assets                                 68,080          93,770         19,521            (723)      180,648

Property, plant and equipment, net                             27,258          16,170          6,667              --        50,095
Investment in subsidiaries and other assets                   160,568          53,724          5,549        (142,348)       77,493
                                                             --------        --------        -------      ----------      --------
          Total asset                                        $255,906        $163,664        $31,737      $ (143,071)     $308,236
                                                             ========        ========        =======      ==========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                     $ 15,046        $ 31,500        $ 7,100      $     (723)     $ 52,923
Current portion of long-term debt and capital leases              622           1,822            105                         2,549
                                                             --------        --------        -------      ----------      --------
          Total current liabilities                            15,668          33,322          7,205            (723)       55,472
Long-term debt and noncurrent portion of capital leases       182,586           5,181             --              --       187,767
Other noncurrent liabilities                                      452           3,287             85              --         3,824
Stockholders' equity                                           57,200         121,874         24,447        (142,348)       61,173
                                                             --------        --------        -------      ----------      --------
          Total liabilities and stockholders' equity         $255,906        $163,664        $31,737      $ (143,071)     $308,236
                                                             ========        ========        =======      ==========      ========


                                                                                  THIRTY-NINE WEEKS ENDED JULY 3, 1999
                                                             -----------------------------------------------------------------------
                                                                                             NON-
                                                              PARENT       GUARANTOR      GUARANTOR
STATEMENT OF CASH FLOWS                                        ONLY       SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                                             --------     ------------   ------------     ------------  ------------

Net cash used by operating activities                        $(11,905)     $ 6,724          $ 531               --         $ (4,650)
Net cash used by investing activities                          (7,077)      (4,029)          (111)              --          (11,217)
Net cash provided by financing activities                      18,954       (3,259)           248               --           15,943
Net increase (decrease) in cash                                   (28)        (564)           668               --               76
Cash, beginning of period                                         120          748          1,229               --            2,097
Cash, end of period                                                92          184          1,897               --            2,173


                                                                                   FORTY WEEKS ENDED JULY 4, 1998
                                                             -----------------------------------------------------------------------
                                                                                             NON-
                                                              PARENT       GUARANTOR      GUARANTOR
STATEMENT OF CASH FLOWS                                        ONLY       SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                                             --------     ------------   ------------     ------------  ------------

Net cash used by operating activities                        $ (1,098)     $(8,818)       $  (957)              58         $(10,815)
Net cash used by investing activities                         (97,018)       5,673          3,372              149          (87,824)
Net cash provided by financing activities                      98,446        4,282            853             (207)         103,374
Net increase (decrease) in cash                                   330        1,137          3,268               --            4,735
Cash, beginning of period                                         110            6             --               --              116
Cash, end of period                                               440        1,143          3,268               --            4,851

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                                      Thirteen            Thirteen           Thirty-nine            Forty
                                                    Weeks ended          Weeks ended         Weeks ended         Weeks ended
                                                      July 3,              July 4,             July 3,             July 4,
                                                        1999                1998                1999                 1998
                                                    -----------          -----------         -----------         -----------

Net sales                                               100.0%              100.0%              100.0%              100.0%
Cost of goods sold                                       73.2                74.3                72.0                75.2
                                                       ------              ------              ------              ------
Gross profit                                             26.8                25.7                28.0                24.8
Selling, general and administrative expenses             17.0                15.4                18.4                14.5
                                                       ------              ------              ------              ------
Operating income                                          9.8                10.3                 9.6                10.3
Interest expense, net                                     4.1                 2.1                 4.4                 1.5
Bridge loan funding fee                                    --                 0.7                  --                 0.3
Other, net                                                0.8                 0.4                 0.3                 0.5
                                                       ------              ------              ------              ------
Income before income taxes                                4.9                 7.1                 4.9                 8.0
Provision for income taxes                                1.9                 2.7                 1.9                 3.0
                                                       ------              ------              ------              ------
Net income                                                3.0                 4.4                 3.0                 5.0
                                                       ======              ======              ======              ======


THIRTEEN WEEKS ENDED JULY 3, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 4, 1998

          NET SALES. Net sales increased 58% to $110.5 million for the third quarter of fiscal 1999 from $69.8 million in the comparable prior year quarter. This increase was primarily due to an increase in units sold and higher average selling prices caused primarily by the inclusion of Savane's operating activity from June 10, 1998, the date of the acquisition. The increase was partially offset by the negative impact of unanticipated inefficiencies in executing customer orders by the Company's Tampa distribution center. These inefficiencies led to the cancellation of approximately $6.5 million of orders and the deferral of approximately $4.5 million of other orders. The inefficiencies principally resulted from disruptions caused by the installation in May of an enhanced inventory management and customer order fulfillment system and construction to expand the Tampa distribution center. The Company expects that these inefficiencies and their ancillary effects will negatively impact net sales into the fourth quarter of fiscal 1999. The Company further expects that by September/October 1999, the new inventory management system will be running efficiently and the construction will be substantially complete.

          GROSS PROFIT. Gross profit increased 65% to $29.6 million, or 26.8% of net sales, for the third quarter of fiscal 1999 from $17.9 million, or 25.7% of net sales, for the comparable prior-year quarter. The dollar increase was due to the increase in sales volume caused primarily by the inclusion of Savane's operating activities from the date of the acquisition. The increase in the gross profit percentage was primarily due to a change in mix of products to those yielding higher average selling prices and margins. Gross profit in the third quarter of fiscal 1999 was negatively impacted by the lost sales caused by inefficiencies at the Company's Tampa distribution center described above. Additionally, because of the delays, special discounts were provided to customers which lowered the gross profit as a percentage of sales. The Company expects that these inefficiencies and their ancillary effects will negatively impact gross profit in the fourth quarter of fiscal 1999.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 74% to $18.8 million, or 17.0% of net sales, for the third quarter of fiscal 1999 from $10.8 million, or 15.4% of net sales, for the comparable prior year quarter. The dollar increase was primarily due to an increase in overall volume as a result of including the operations of Savane from the date of the acquisition. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher advertising and other brand support related expenses caused by the inclusion of Savane's operations from the date of the acquisition. Selling, general and administrative expenses were negatively impacted by the efficiencies at the Company's Tampa distribution center as described above. The Company added a higher cost third shift and incurred a substantial amount of non productive wage expense as associates were learning the new system. Additionally, because of the delays, the Company agreed, in certain cases, to pay to ship product via air freight. The Company expects that these inefficiencies and their ancillary effects will negatively impact selling, general and administrative expenses in the fourth quarter of fiscal 1999.

          INTEREST EXPENSE. Interest expense increased to $4.6 million for the third quarter of fiscal 1999 from $1.4 million for the comparable prior year quarter. The increase was due to the increase in average outstanding borrowings caused by the acquisition of Savane, including Savane's outstanding borrowings as of the date of acquisition and the Company's issuance of $100 million of Senior Subordinated Notes, the proceeds from which were used to finance the acquisition of Savane.

          BRIDGE LOAN FUNDING FEE. In the prior year, a $500,000 fee was incurred related to a $100 million bridge loan that was entered into related to the Savane acquisition.

          INCOME TAXES. The Company's effective income tax rate for the third quarter of fiscal 1999 was 39.6% compared to 37.6% in the comparable prior year quarter. These rates are based on the Company's expected effective annual tax rate and is higher in fiscal 1999 due to an increase in non-deductible goodwill amortization.

          NET INCOME. As a result of the above factors, net income increased 6.0% to $3.3 million for the third quarter of fiscal 1999 from $3.1 million for the comparable prior-year quarter.


THIRTY-NINE WEEKS ENDED JULY 3, 1999 COMPARED TO THE FORTY WEEKS ENDED JULY 4, 1998.

          NET SALES. Net sales increased 107% to $315.4 million for the thirty-nine weeks ended July 3, 1999 from $152.3 million in the comparable prior year period. This increase was primarily due to an increase in units sold and higher average selling prices caused primarily by the inclusion of Savane's operating activity from the date of the acquisition. The increase was partially offset by the negative impact of unanticipated inefficiencies in executing customer orders by the Company's Tampa distribution center during the third quarter of fiscal 1999. These inefficiencies led to the cancellation of approximately $6.5 million of orders and the deferral of approximately $4.5 million of other orders. The inefficiencies principally resulted from disruptions caused by the installation in May of an enhanced inventory management and customer order fulfillment system and construction to expand the Tampa distribution center. The Company expects that these inefficiencies and their ancillary effects will negatively impact net sales into the fourth quarter of fiscal 1999. The Company further expects that by September/October 1999, the new inventory management system will be running efficiently and the construction will be substantially complete.

          GROSS PROFIT. Gross profit increased 134% to $88.4 million, or 28.0% of net sales, for the thirty-nine weeks ended July 3, 1999 from $37.7 million, or 24.8% of net sales, for the comparable prior-year period. The dollar increase was primarily due to the increase in sales volume caused primarily by the inclusion of Savane's operating activities from the date of the acquisition. The increase in the gross profit percentage was primarily due to a change in mix of products to those yielding higher average selling prices and margins. Gross profit in the third quarter of fiscal 1999 was negatively impacted by the lost sales caused by inefficiencies at the Company's Tampa distribution center described above. Additionally, because of the delays, special discounts were provided to customers which lowered the gross profit as a percentage of sales. The Company expects that these inefficiencies and their ancillary effects will negatively impact gross profit in the fourth quarter of fiscal 1999.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 162% to $58.0 million, or 18.4% of net sales, for the thirty-nine weeks ended July 3, 1999 from $22.1 million, or 14.5% of net sales, for the comparable prior year period. The dollar increase was primarily due to an increase in overall volume as a result of including the operations of Savane from the date of the acquisition. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher advertising and other brand support related expenses caused by the inclusion of Savane's operations from the date of the acquisition. Selling, general and administrative expenses were negatively impacted by the inefficiencies at the Company's Tampa distribution center as described above. The Company added a higher cost third shift and incurred a substantial amount of non productive wage expense as associates were learning the new system. Additionally, because of the delays, the Company agreed, in certain cases, to pay to ship product via air freight. The Company expects that these inefficiencies and their ancillary effects will negatively impact selling, general and administrative expenses in the fourth quarter of fiscal 1999.

     INTEREST EXPENSE. Interest expense increased to $13.9 million for the thirty-nine weeks ended July 3, 1999 from $2.2 million for the comparable prior year period. The increase was due to the increase in average outstanding borrowings caused by the acquisition of Savane, including Savane's outstanding borrowings as of the date of the acquisition and the Company's issuance of $100 million of Senior Subordinated Notes, the proceeds from which were used to finance the acquisition of Savane.

     BRIDGE LOAN FUNDING FEE. In the prior year, a $500,000 fee was incurred related to a $100 million bridge loan that was entered into related to the Savane acquisition.

     INCOME TAXES. The Company's effective income tax rate for thirty-nine weeks ended July 3, 1999 was 38.0% compared to 37.2% in the comparable prior year period. These rates are based on the Company's expected effective annual tax rate and is higher in fiscal 1999 due to an increase in non-deductible goodwill amortization.

     NET INCOME. As a result of the above factors, net income increased 25.6% to $9.6 million for the thirty-nine weeks ended July 3, 1999 from $7.6 million for the comparable prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's senior credit facility (the "Facility") provides for borrowings of up to $110 million, subject to certain borrowing base limitations. The Facility was obtained in conjunction with the Company's acquisition of Savane and was used to refinance indebtedness then outstanding under the Company's previous senior credit facility, to refinance indebtedness of Savane, to pay fees incurred in connection with the acquisition of Savane and with the Facility, and for general corporate purposes. Borrowings under the Facility bear variable rates of interest (8.0% at July 3, 1999) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of July 3, 1999, excluding outstanding letters of credit of $1.3 million, an additional $21.7 million was available for borrowings under the Facility.

During the thirty-nine weeks ended July 3, 1999, the Company used $4.7 million of cash in its operating activities, primarily due to a decrease in accounts payable and accrued expenses of $10.2 million resulting from the payment of accrued incentives and interest on the Company's Senior Subordinated Notes, and increases in accounts receivable of $7.8 million related to seasonal volume. These uses were offset, in part, by net income of $9.6 million, which included non-cash expenses of $7.0 million.

Capital expenditures totaled $10.2 million through the third quarter of fiscal 1999 and are expected to approximate $12.9 million of the entire fiscal year. The expenditures to date and expenditures expected for the remainder of the fiscal year primarily relate to the upgrade or replacement of the Company's existing computer systems and equipment, as well as the expansion of its Tampa distribution center.

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

The Company has communicated with all significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. As of the date of the report, substantially all of the Company's supplier and customers have informed the Company that their systems are or will be Year 2000 compliant within the next six months. If certain suppliers were not able to remediate their own Year 2000 issues, it could affect the Company's ability to order and receive raw materials shipments on a timely basis, which will have a direct and adverse impact on the Company's production schedule. This could affect the Company's ability to fill customer orders on a timely basis, the result of which may be a loss of customer sales. In addition, if the Company's customers do not remediate their systems, it could affect the Company's ability to receive order information through EDI and receive POST inventory information, both of which will also have a direct and adverse impact on the Company's sales.

For further discussion of this matter, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Year 2000 Issue" and Business - Management Information Systems" in the Company's Annual Report on Form 10-K for the year ended October 3, 1998.

SEASONALITY

Historically, the Company's business has been seasonal, with slightly higher sales and income in the second and fourth fiscal quarters, just prior to and during the two peak retail selling seasons for spring and fall merchandise. In the event such products represent a greater percentage of the Company's sales in the future, the seasonality of the Company's sales may be increased.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTUS

This press release contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. The
Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, the Company's integration of the operations of Savane/Farah; the continued commitment to the Company's products by its major customers; the financial strength of the Company's major customers; the acceptance by the market of the Company's new womenswear products; the ability of the Company to continue to use certain licensed trademarks and tradenames, including John Henry(R), Bill Blass(R), Van Heusen(R), and Generra(R); general economic conditions, including the price and availability of raw materials and global manufacturing costs and restrictions; the ability of the Company's information systems to respond to changing business needs and the ability of those same systems to function in the Year 2000; the ability to complete the construction of the addition to the Tampa distribution center on the projected time schedule and on budget, the ability to successfully implement the Company's enhanced inventory management and customer order fulfillment system as its Tampa distribution center on a timely basis, and other risk factors listed from time to time in the Company's SEC reports and announcements. In addition, the estimated financial results for any period do not necessarily indicate the results that may be expected for any future period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices. The Company does not use any hedging transactions in order to modify the risk from foreign currency exchange rate or commodity price fluctuations. As required under the terms of the Construction Loan, the Company entered into an interest rate swap agreement whereby the Company exchanged a variable interest rate for a fixed rate on a notional amount of $7 million for the ten year term of the Construction Loan. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1 Agreement and Plan of Merger dated May 1, 1998 among Tropical Sportswear Int'l Corporation, Foxfire Acquisition Corp. and Farah Incorporated (incorporated by reference to Exhibit (c)(1) to Tropical Sportswear Int'l Corporation's Schedule 14D-1 filed May 8, 1998).

     3.2 Amended and Restated Articles of Incorporation of Tropical Sportswear Int'l Corporation (incorporated by reference to Exhibit 3.1 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K filed January 4, 1999).

     3.3 Amended and Restated By-Laws of Tropical Sportswear Int'l Corporation (incorporated by reference to Exhibit 3.2 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).

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

     4.3 Shareholder Protection Rights Agreement, dated as of November 13, 1998, between Tropical Sportswear Int'l Corporation and Firstar Bank Milwaukee, N.A. (which includes as Exhibit B thereto the Form of Right Certificate) (incorporated by reference to Exhibit 99.1 of Tropical Sportswear Int'l Corporation's Form 8-K dated November 13,
          1998).

10.1     Loan Agreement between NationsBank N.A. and Tropical Sportswear Int'l Corporation dated May 28, 1999

10.2     Fifth Amendment to Loan and Security Agreement with Fleet Capital Corporation dated July 16, 1999.

10.3     First Amendment to Loan Agreement with NationsBank N.A. dated July 19, 1999.

27.1     Financial Data Schedule as of July 3, 1999 (filed for SEC purposes only)

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the thirteen week period ended July 3, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TROPICAL SPORTSWEAR INT'L CORPORATION
                                   -------------------------------------
                                   (Registrant)



                                   /s/ Michael Kagan
                                   -------------------------------------
                                       Michael Kagan
                                       Executive Vice President,
                                       and Chief Financial Officer
                                       (in the dual capacity of duly
                                       authorized officer and principal
                                       financial officer)


August 12, 1999