Form 10-K
period 1999-10-02
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2000-01-03
CIK 1044324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended              October 2, 1999

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

As of December 15, 1999 there were 7,622,255 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates"), based on the last sale price reported on the Nasdaq National Market as of December 15, 1999, was approximately $51,286,194.00.

                       DOCUMENT INCORPORATED BY REFERENCE:

Portions of the Proxy Statement of the Annual Meeting of the Shareholders to be held on February 2, 2000 are incorporated by reference in Part III.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                               Page No.

Item 1     Business                                                                          3
Item 2     Properties                                                                       12
Item 3     Legal Proceedings                                                                13
Item 4     Submission of Matters to a Vote of Security Holders                              13

PART II

Item 5     Market for Registrant's Common Equity and Related Shareholder Matters            14
Item 6     Selected Financial Data                                                          14
Item 7     Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                    15
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                       26
Item 8     Financial Statements and Supplementary Data                                      27
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                       27

PART III

Item 10    Directors and Executive Officers of the Registrant                               27
Item 11    Executive Compensation                                                           27
Item 12    Security Ownership of Certain Beneficial Owners and Management                   27
Item 13    Certain Relationships and Related Transactions                                   27

PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                  28

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

                                                                PART I

Item 1.  Business

General

           Tropical Sportswear Int'l Corporation (the "Company") produces high quality casual and dress men's and women's apparel and provides major apparel retailers with comprehensive brand management programs. The Company's programs currently feature pants, shorts, shirts, coats, and denim jeans for men and on a limited basis, pants and skirts for women. These products are marketed under National brands such as Savane(R) and Farah(R), licensed brand names including John Henry(R), Van Heusen(R), and Bill Blass(R), and many Company owned private brands including Bay to Bay(R), Original Khaki Co.(R), Flyers(R), and Two Pepper(R). The Company distinguishes itself by focusing on the apparel retailers return on investment. The Company also provides the retailer with customer, product and market analysis, apparel design, production, merchandising, and inventory forecasting. The Company markets its apparel through all major retail distribution channels, including department and specialty stores, national chains, catalog retailers, discount and mass merchants and wholesale clubs. The Company's mission is to profitably deliver apparel products faster, better and cheaper than anyone in the world.

           The Company's apparel line focuses on basic, recurring styles that the Company believes are less susceptible to fashion obsolescence and less seasonal in nature than fashion styles. Most of the Company's products are derived from six production platforms, or "chassis," each of which incorporates basic features requiring distinct manufacturing processes, such as inclusion of an elastic waistband, a jeansband or button-flap pockets. The six basic chassis are modified to produce separate styles through variations in cut, fabric and finish. This process enables the Company to achieve both manufacturing consistency and efficiencies while producing a wide variety of products through distinctions in color and style.

           The Company sells products through all distribution channels including department stores, wholesales clubs, discounters and mass merchants, national chains and specialty stores. Under National brand programs, products are labeled at the assembly factory. Under private brand programs, most products receive customer-specific labeling and packaging upon receipt of confirmation of a customer order. As a result, the common stock keeping unit (i.e. style, color, and size, known as a "SKU"), is differentiated only by labeling and packaging. This merchandising strategy offers quick-response execution of customer orders without the associated risk of carrying customer-specific inventories. Under certain circumstances, the Company will apply a customer specific label to the product during the production process.

           The Company manages the manufacture and distribution of substantially all of its products utilizing its cutting facilities in Tampa, Florida and El Paso, Texas, independent garment assembly contractors located primarily in the Dominican Republic and Mexico, a product labeling and distribution facility located in Tampa, and a distribution facility located in Santa Teresa, New Mexico. With the use of a unique process known as "Modular" production, the contractors are able to improve utilization of floor space in their existing plants and increase their production volume. The Company also sources certain finished garments from independent manufacturers located in the Pacific Rim, the Middle East and Mexico.

           The Company is well positioned for internal growth. The Company's current facilities in Tampa, El Paso and Santa Teresa have enough capacity to increase the Company's cutting and shipping volume by approximately 50%. The independent assembly contractors have flexible capacity and additional contractors are generally available.

           The Company utilizes advanced technology in all aspects of its business, including apparel design, materials sourcing, production planning and logistics, customer order entry, sales demand forecasting and order fulfillment. The Company's use of technology produces greater efficiencies throughout the production process and results in high-quality products, low-cost production and enhanced customer order execution. Apparel products are developed using a computer-aided-design ("CAD") system integrated with fabric cutting to maximize product quality and materials yield. Accurate and timely order execution is achieved through electronic data interchange ("EDI") order entry and quick replenishment of core SKUs. Substantially all orders are placed via EDI.The Company's systems enable it to further assist the retailer by tracking point-of-sale ("POS") activity by SKU and forecasting consumer demand and seasonal inventory requirements. An increasing number of customers are utilizing the Company's sophisticated vendor managed inventory ("VMI") program. Under a VMI program the Company's system controls the customers inventory levels by SKU and immediately orders replenishment of units sold off the shelf. Orders generally are shipped to the retailer within three working days of receipt of shipping instructions utilizing a fully integrated inventory management and order fullfillment system.

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


Industry

           According to a retail industry research firm, the U.S. apparel industry totaled approximately $177 billion in retail sales in 1998. The industry grew approximately 4.7% and 4.8% in 1998 and 1997, respectively. In 1998, the men's bottoms (pants and shorts, excluding denim jeans) business represented approximately 8.2% of the total apparel market. The Company believes that the apparel industry is characterized by the following trends:

           Only The Best. Major apparel retailers are focused on maximizing the return on their investment in inventory and floor space. To achieve this, they are seeking partners who can deliver only the best quality apparel products for the best value faster and cheaper than anyone else.

         Trend Toward Retail Merchandise Management Programs. Major apparel retailers are increasingly outsourcing apparel merchandise management programs to minimize inventory risks and increase profitability and return on investment. In addition, major apparel retailers are consolidating their suppliers to improve customer service and enhance economies of scale. The Company believes that its ability to offer leading brands and private brand programs positions it well to capitalize on these trends.

         Retail Consolidation of Branded Merchandise. Major apparel retailers are reducing the number of brands they offer in favor of a few of the most well-recognized consumer brands. Department, chain and discount store retailers have allocated increasing retail space to "in-store" apparel shops featuring individual brands merchandised with customer fixturing supplied by the branded producers. The Company believes the Savane(R), Farah(R), and licensed John Henry(R), Bill Blass(R) and Van Heusen(R) brands are favored by their respective customers and are well-positioned to gain market share by investing in enhanced POS merchandising.

           Trend Toward High Quality Private Brand Apparel. There is an increased trend toward high quality, private brand apparel. Private brand apparel bears the retailer's own name or a proprietary brand name exclusive to the retailer. Private brand apparel allows the retailer to control their own destiny with respect to selling prices and gross margins. Additionally, consumers often obtain a better value, in the form of higher quality fabric or finishes, for the same retail price. This increase in consumer demand for private brand garments, coupled with retailers' demands for higher margins, has resulted in retailers allocating more space to private brand products.

           Trend Toward Casual Apparel. There is a continuing trend in the United States toward casual apparel in the workplace. In addition, the Company believes that the number of people who work at home is increasing substantially and that outside of the workplace, people's social activities are focusing on a more casual lifestyle.

           Trend Toward Luxury Fabrics. There is a growing trend in the United States toward luxury fabrics such as silks, Tencel(R), polynosic, rayon and other micro-denier type fabrics. These fabrics have a very appealing texture and feel and apparel products made with these fabrics, while still considered casual, have a dressier appearance and are generating strong consumer demand.

           Expansion of Caribbean and Mexican  Production.  Since the passage of
Section 807 of the Harmonized Tariff Schedule of the United States (now found under tariff subheading 9802.00.80, but herein referred to as "Section 807"), American apparel companies have increasingly utilized production facilities located in the Caribbean Basin, including the Dominican Republic. The Company believes that the Dominican Republic offers certain competitive advantages, including favorable pricing and better quality production, a long-standing and relatively stable production network, and much shorter transportation periods as compared to goods assembled in the Pacific Rim. Under Section 807, customs duties on apparel products assembled in the Caribbean Basin may be offset by the costs incurred in the production of components in the United States (plus freight and insurance). More recently, the North American Free Trade Agreement ("NAFTA"), effective 1994, has permitted Mexican manufacturers to ship finished apparel products into the United States at no or reduced duties. According to Sandler & Travis Trade Advisory Services, Inc., 1996 marked the first year in which apparel products exported to the United States from Mexico exceeded products exported from any other country, including China.

Business and Growth Strategy

           The Company believes that its business and growth strategies will position it to take advantage of key industry trends including: (i) an increasing emphasis by major apparel retailers on return on investment and rapid replenishment; (ii) an increase in retailer and consumer demand for high-quality private brand apparel; (iii) a shift in consumer preference toward casual dress;
(iv) a trend toward luxury fabrics and (v) a trade policy which favors the manufacture of products in Mexico, the Caribbean and Latin America. The key elements of the Company's business and growth strategies center around its mission to do things faster, better and cheaper and include the following key components:

         Advanced Planning and Control Systems and Procedures. The Company employs advanced technology and comprehensive operating systems and procedures which integrate and monitor each operation to maximize efficiencies, increase productivity and enhance customer service. The Company makes substantial investments in technology to maintain a competitive advantage and generally upgrades its systems and technology every three years on a rolling one-third per year cycle.

         High-Quality Products. The Company applies stringent quality standards throughout its operations, from the design of its products through the shipment of customer orders. In Fiscal 1999, the application of these standards resulted in a rate of customer returns for defects of less than 0.5%.

         Low-Cost and Flexible Operations. The Company is organized to effect a short production cycle. Currently, it takes an average of 32 days from the receipt of raw materials through receipt of a finished garment in its distribution center. The Company believes its "chassis" production concept allows it to execute more cost-effective production runs than those of its competitors. The Company outsources labor intensive garment assembly and finishing operations to independent manufacturers on a fixed cost per unit basis. This strategy reduces the personnel and capital resources invested in the production process and enables the Company to vary production levels with changes in customer demand.

         Minimized Inventory Risk. The Company believes that it minimizes its inventory risk by (i) producing focused lines of core apparel products,
         (ii) reducing the production cycle time and maximizing production flexibility and (iii) tracking customer demand trends by SKU on a per store basis.

         Customer Service. The Company provides customer satisfaction through high-quality products and customized merchandise management programs. These programs serve to increase retailer margins by outsourcing traditional retailer merchandising functions and reducing inventory risk and excessive markdowns.

         Savane(R) Brand Support. The Company provides significant financial support for the Savane(R) brand including, in store fixtures, national cable TV advertising programs, co-op advertising support and a staff of over 40 company employees that visit stores to help arrange product and coordinate product delivery and stocking. The Company believes these services build brand recognition and customer loyalty as well as support for the brand by the retailer.

         Farah(R) Brand Expansion. The Company will continue to increase the penetration of the Farah(R) brand as Wal-mart adds Farah(R) Khaki Shops (a store within a store concept) to additional existing stores and with each new store opening.

         Expand Private Brand Programs for Major Retailers. The Company leverages its high-quality and low-cost products, strong customer service and merchandise management capabilities to increase private brand market share as retailers consolidate and outsource private brand programs.

         E Commerce. The Company intends to expand into the internet retailing buisness in partnership with its existing customers.

         Global Expansion. The Company intends to expand with its existing customer base as major apparel retailers develop international markets. Certain retailers are expanding into Europe and Mexico. With its established operations in the United Kingdom and Texas, the Company is well positioned to capitalize on this trend.

         New Product Introductions. The Company will continue to develop and bring to market products that complement existing core product lines. Targeted product categories include lines of men's casual shirts and women's sportswear. Speed to market is critical which is why the Company's product development cycle time is only 41 days from concept to shippable product.

         Acquisitions. The Company considers the acquisition of additional established brands as well as the acquisition of producers of complementary new product lines that would be accretive to shareholder value. The Company regularly evaluates acquisition opportunities, but currently has no agreements, arrangements or understandings with respect to any acquisitions.

Products

           The Company produces a core line of high quality men's casual and dress pants, shirts, shorts and denim jeans as well as a core line of high quality women's sportswear. Most of the Company's apparel line focuses on basic, recurring styles that the Company believes are less susceptible to fashion obsolescence and less seasonal in nature than fashion styles. Key fabrics include 100% cotton and synthetic blends utilizing silk, Tencel(R), polynosic, rayon and other micor-denier type fabrics.

           The Company's marketing teams examine domestic and international trends in the apparel industry as well as industries outside the sphere of apparel, including the technology, automobile, grocery and home furnishings industries, to determine trends in styling, color, consumer preferences and lifestyle. Virtually all of the Company's products are designed by its in-house staff utilizing CAD technology, which enables the Company to produce computer simulated samples that display how a particular style will look in a given color and fabric. The Company can quickly generate samples and alter the simulated samples in response to customer input. The use of CAD technology minimizes the time and costs associated with producing actual sewn samples prior to customer approval and allows the Company to create custom designed products meeting the specific needs of a customer. The Company's product content and construction specifications require the use of matched finish thread throughout the garment, surge seaming of all pockets, rigorous attention to seam construction, color matching of all components and the generous use of fabric to produce a fuller, more comfortable fit and minimize costly customer returns.

Customers and Customer Service

           The Company markets its products across all major apparel retail channels to department stores, wholesale clubs, specialty stores, discount merchants, catalog retailers and E commerce. Sales to the Company's five largest customers represented approximately 51.1% and 50.9% of net sales during Fiscal 1999 and Fiscal 1998, respectively. Sales to Wal-Mart (including Sam's Club, the nation's largest chain of wholesale clubs), accounted for approximately 24.5% and 23.8% of net sales during Fiscal 1999 and Fiscal 1998, respectively. The Company also sells its products to other major retailers, including Belks, BJ's Wholesale Clubs, Costco Wholesale Group, Dayton Hudson Group, Dillards Department Stores, Federated Department Stores, JC Penney, Kohl's Department Stores, May Company Department Stores, Phillips-Van Heusen, Saks/Proffitt's and Sears.

           The Company offers its customers comprehensive brand management programs, which provide: (i) merchandise planning and support; (ii) consistently high quality products; (iii) value-added services, such as custom labeling and packaging design, just-in-time electronic order execution, and retail profitability analysis; and (iv) access to state-of-the-art sales forecasting and inventory management systems and E commerce execution. The Company believes that close collaboration with its customers provides the Company's employees the opportunity to better understand the fashion, fabric and pricing strategies of the customer and leads to the generation of products that are more consistent with customer expectations. At the same time, the customer is given the opportunity, at minimal expense and risk, to benefit from the Company's substantial expertise in designing, packaging and labeling high quality products.


Product Labeling and Packaging

           The Company differentiates its products through customized labeling, point-of-sale packaging and other brand identification techniques. For most of its customers, the Company manages the design and production of labeling and packaging materials. Management regularly analyzes consumer product labeling and packaging and consumer targeting trends evident in other retailing formats, including the automobile, grocery and home furnishings industries. The Company ships products directly to its customers' retail stores in floor-ready form and offers innovative packaging and displays.


Marketing and Sales

           The Company's products are sold by sales and marketing executives located across the United States, each of whom has many years of experience in the apparel industry. The Company also maintains sales and marketing support teams in Tampa and El Paso dedicated to analyzing sales and marketing data.

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

           The Company operates an EDI system, whereby the Company can accept EDI orders 24 hours a day and typically ship orders within three working days. In Fiscal 1999, substantially all orders were received via EDI.


Operations

           Overview. The Company principally cuts its fabric at its Tampa and El Paso facilities for offshore finishing and assembly. The Company believes that the use of independent international suppliers to assemble components cut at the Company's facilities enables it to provide customers with high quality goods at significantly lower prices than if it operated its own assembly facilities. The Company also imports finished goods, principally denim jeans and shorts, shirts and coats from Mexico, the Pacific Rim and the Middle East.

           Purchasing. The Company purchases raw materials, including fabrics, thread, trim and labeling and packaging materials, from domestic sources based on quality, pricing and availability. Prior to shipment, the Company undertakes a quality audit at its major suppliers to assure that quality standards are met. An additional quality audit is performed upon receipt of all raw materials. The Company has no long-term agreements with any of its suppliers. The Company projects raw material requirements through a series of planning sessions, taking into account orders received and future projections by style and color. This data is then used to purchase the raw material components needed by production time frame in order to meet customers' requirements.

           Cutting. The Company utilizes state-of-the-art computerized equipment for spreading, marking and cutting fabric. The Company's CAD system positions all component parts of a single garment in close proximity on the same bolt of fabric to ensure color consistency. This process also enables the Company to utilize approximately 92% of the fabric. Quality audits in the cutting facility are performed during various stages, from spreading of fabric through preparation for shipment to independent manufacturers for assembly.

           Assembly. Component parts are shipped by common carrier to independent foreign manufacturers, principally in the Dominican Republic and Mexico, for assembly and finishing. There are no material formal arrangements between the Company and any of its contractors, but the Company believes that its relations with its contractors are generally good. Using independent contractors allows the Company to shift its sources of supply depending upon production and delivery requirements and cost, while at the same time reducing the need for significant capital expenditures, work-in-process inventory and a large production work force. The Company arranges for the assembly or production of its products primarily based on orders received. A significant portion of its customers' orders are received prior to placement of its initial manufacturing orders. The Company inspects prototypes of each product before production runs are commenced. Random in-line quality control checks are performed during and after assembly before the garments leave the contractor. The Company currently has a team of full-time quality control personnel on-site in the Dominican Republic and Mexico.

           The Company also owns and operates a sewing plant in Mexico that it acquired in connection with the Savane acquisition. This plant, which occupies an approximately 74,000 square foot building in Chihuahua, Mexico, produces casual pants and shorts.


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

           The Company also imports garments from countries in the Caribbean Basin and Central America, most notably the Dominican Republic. Although much merchandise imported from these jurisdictions is subject to the similar tariff and quota consequences described above, for most of the merchandise sourced from the Caribbean Basin or Central America by the Company the so-called "807" program allows merchandise to be admitted into the United States with a substantial tariff reduction. In essence, the duty reduction is equal to the value of U.S. components incorporated into these assembled goods plus southbound international freight and insurance.

           The Company also imports finished goods from Mexico under the North American Free Trade Agreement, commonly known as NAFTA. Under NAFTA, merchandise that qualifies is accorded reduced or duty-free access and is not subject to any quota.

Personnel

           At November 27, 1999, the Company had 1,914 associates, including 1,262 in the United States, 27 in the Dominican Republic, 520 in Mexico, 66 in the United Kingdom, 28 in Australia, and 11 in New Zealand. Approximately 8% of the Company's employees are members of the Union of Needletrades Industrial and Textile Employees. The collective bargaining agreement with these employees expires in February 2000. Approximately 21% of the Company's employees are members of Sindicato de Trabajadores de la Industria Costurera, Similaries y Conexes, C.T.M. The collective bargaining agreement with these employees expires in January 2000. The Company considers its relations with its employees to be generally good.

           The Company is committed to developing and maintaining a well-trained workforce. The Company provides or pays for in excess of 20,000 hours of continuing education annually for its employees on subjects ranging from computers to foreign languages. The Company is equally committed to the well-being of its employees. The Company offers its full-time employees and their families a comprehensive benefits package that includes a 401(k) plan with a company match, a choice of group health insurance plans, term life insurance (with an option to purchase additional coverage), a choice of dental plans, and a vision plan. The Company also offers tuition reimbursement for business-related courses and pays a retirement bonus to persons employed by the Company for twenty-five years or more. The Company maintains a recreation area and health club facilities in Tampa for the use and enjoyment of its employees and their families. The Company also enjoys long-standing relationships with certain of its independent assembly contractors in the Dominican Republic and Mexico and has contributed financial resources to improving conditions for their employees.


Management Information Systems

           The Company believes that advanced information processing is critical to its business. The Company's philosophy is to utilize the latest technology where it will enhance its competitive position. Consequently, the Company continues to upgrade its management information systems in order to maintain better control of its inventory and to provide management with information that is current and accurate. The Company's management information systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company has purchased and implemented a software program that enables the Company to track, among other things, orders, manufacturing schedules, inventory and unit sales of its products. In addition, to support the Company's flexible inventory replenishment program, the Company has an EDI system through which customer inventories can be tracked and orders automatically placed by the retailer with the Company. (See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company believes that all of its systems are Year 2000 compliant.

           In August 1999, the Company determined that it would not proceed with its implementation of SAP/AFS, an enterprise-wide software package that was to serve the Tampa facilities. The Company believes that its existing systems will support it's current and future business needs. The Company is currently evaluating alternative software packages that will increase its competitive advantage in the marketplace and further streamline operations.


Human Rights Policy

           The Company has a comprehensive human rights policy. The Policy is consistent with the Responsible Apparel Production Principles (RAPP) which were recently endorsed by the American Apparel Manufacturers Association and other Carribean Basin apparel manufacturing associations. The Company's policy focuses on working conditions in the independent assembly contractors utilized by the Company and among other things, prohibits under age labor and poor working conditions. Compliance with the policy is mandatory and is closely monitored in the following ways: 1) Company employees who visit each independent contractor plant on a daily basis, 2) management of the Company who periodically visits independent contractor plants and 3) by an independent third party agency utilized by many companies in the apparel industry. The agency performs audits periodically and reports the results to the Company. The Company will immediately discontinue production with any independent contractor that does not comply with the policy.


Competition

           The apparel industry is highly competitive and the Company competes with numerous apparel manufacturers, including brand name and private label producers, as well as retailers that have established, or may establish, internal product development and sourcing capabilities. The principal markets in which the Company competes are the United States, United Kingdom, and Southeast Asia. Many of the Company's competitors and potential competitors have greater financial, manufacturing and distribution resources than the Company. The Company believes that it competes favorably on the basis of quality and value of its programs and products and the long-term customer relationships it has developed. Nevertheless, any increased competition from manufacturers or retailers could result in reductions in unit sales or prices, or both, which could have a material adverse effect on the Company's business and results of operations.

Trademarks and Licenses

           The Company holds or has applied for over 600 United States and worldwide trademark registrations covering its various brand names including Savane(R), Farah(R), Flyers(TM), Original Khaki Co. and Bay to Bay(R). The word marks Savane(R), Farah(R), and Bay to Bay(R) are registered with the United States Patent and Trademark Office. In addition, the word marks Savane(R), Farah(R), and Bay to Bay(R) are registered in various countries worldwide. Pursuant to separate license agreements, the Company has the exclusive rights to use (i) the John Henry(R) trademark with respect to men's bottoms and coats distributed or sold in the United States, its territories and possessions, United States Military bases worldwide and Canada, and (ii) the Bill Blass(R) trademark with respect to casual pants, shorts and jeans and (iii) the Van Heusen(R) trademark with respect to the sale, distribution and promotion of men's pants, jeans and shorts in the United States, its possessions and territories. The Company believes that it has the exclusive use of all of its owned and licensed trademarks in the noted categories.


Credit Facilities

           The Company needs significant working capital to purchase inventory and finance accounts receivable and, consistent with industry practice, is often required to post letters of credit when placing an order with certain international manufacturers. Currently, a substantial portion of the Company's working capital requirements are met through a $110 million credit facility with a syndicate of banks (the "Facility"), which expires in June 2003.

Factoring of Accounts Receivable

             The Company sells substantially all of its trade accounts receivable to a factor that assumes virtually all of the credit risk with respect to collection of such accounts. The factor pays the Company the receivable amount upon the earlier of (i) receipt by the factor of payment from the Company's customer or (ii) 120 days past the due date for such payment. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves or limits a sale to a customer and the Company decides to proceed with the sale, the Company bears some credit risk. The factoring agreement expires in September 2001, at which time the Company intends to renew or replace it.

Seasonality

           The Company's business has been seasonal, with slightly higher sales and income in the second and fourth fiscal quarters, just prior to and during the two peak retail selling seasons for spring and fall merchandise. In addition, certain of the Company's products, such as shorts and corduroy pants, tend to be seasonal in nature.

Backlog

           On October 2, 1999, the Company had unfilled customer orders of approximately $323.3 million. All of such orders are scheduled for shipment in Fiscal 2000. On October 3, 1998, the Company had unfilled customer orders of approximately $292.8 million. Fulfillment of orders is affected by a number of factors, including revisions in the scheduling of manufacture and shipment of the product which, in some instances, depends on the demands of the retail consumer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful, and the level of unfilled orders at any given time may not be indicative of eventual actual shipments.


Executive Officers of the Registrant

           The following table provides the names and ages of the Company's executive officers, and the positions and offices currently held by each of them:

      Name                      Age          Position(s)

      William W. Compton        56    Chairman of the Board, Chief
                                        Executive Officer and Director
      Richard J. Domino         51    President
      Michael Kagan             60    Executive Vice President, Chief
                                        Financial Officer, Secretary
                                        and Director
      Michael R. Mitchell       46    President, Savane International Corp.


           William W. Compton has served as Chairman of the Board, Chief Executive Officer and a Director of the Company since November 1989. He also served as President of the Company from November 1989 to November 1994. Mr. Compton has over 30 years of experience in the apparel industry. Mr. Compton
serves  as  First  Vice   Chairman  and   Treasurer  of  the  American   Apparel
Manufacturers Association and is a member of the Board of Directors for the Center for Entreprenuership for Brigham Young University

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

           Michael R. Mitchell, age 46, serves as President of Savane International Corp. He has served as President since March 1994. Mr. Mitchell has been employed by Savane since 1981 in various sales and marketing capacities. He also served on the Savane Board of Directors from March 1994 until June 1998.


Item 2.  Properties

           The Company's corporate headquarters are located in Tampa, Florida and are owned by the Company. The Company considers both its domestic and international facilities to be suitable and adequate and to have sufficient productive capacity for current operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting the Company's Business and Prospects.")

           The  following   table  reflects  the  general   location,   use  and
approximate size of the Company's significant real properties:


                                                                                    Approximate          Owned/
          Location                                   Use                          Square Footage       Leased (1)
------------------------------    -------------------------------------------    ------------------    ------------

Tampa, Florida                    Corporate Offices/Distribution Center                    305,000     Owned
Tampa, Florida                    Fabric cutting facility                                  110,000     Owned
New York, New York                Office/showroom                                            4,000     Leased
Chihuahua, Mexico                 Garment  manufacturing  plant                             73,800     Owned
San Jose, Costa Rica              Garment  manufacturing  plant                            124,000     Owned (2)
Cartago, Costa Rica               Garment  manufacturing  plant                             77,000     Owned (2)
Auckland, New Zealand             Office/Warehouse                                           9,000     Owned
El Paso, Texas                    Administrative office                                     43,500     Leased
El Paso, Texas                    Fabric cutting facility                                  201,000     Leased
Sydney, Australia                 Office/Warehouse                                          29,000     Leased
Suva, Fiji                        Two garment manufacturing plants                          35,000     Leased (3)
Witham, United Kingdom            Office/Distribution Center                                57,000     Leased
Santa Teresa, New Mexico          Distribution Center                                      250,000     Leased


(1)        See Note 6 of Notes to Consolidated Financial Statements for a discussion of lease terms.
(2)        Currently unoccupied and for sale.
(3)        The facilities are leased by a 50% joint venture in which the Company is a party.



Item 3.  Legal Proceedings

The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material adverse effect on the Company's financial condition or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

           Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

           The Company's Common Stock has been traded on The Nasdaq National Market under the symbol "TSIC" since in its initial public offering on October 28, 1997. The initial public offering price of the Common Stock was $12.00 per share. Prior to such time, there was no established public trading market for the Company's Stock. At December 15, 1999, there were approximately 98 record holders of the Company's Common Stock, and the Company estimates that there were approximately 1,000 beneficial holders on the same date. The following sets forth the quarterly high and low last sale prices per share of the Common Stock as reported by the Nasdaq National Market for the last two fiscal years.

                      Fiscal Year Ended
                      October 3, 1998              High             Low
                      ---------------              ----             ---
                      First Quarter                 131/4            10
                      Second Quarter                10 1/8           14 1/8
                      Third Quarter                 23 3/8           13 5/8
                      Fourth Quarter                243/4            16 3/4


                      Fiscal Year Ended
                      October 2, 1999              High             Low
                      ---------------              ----             ---
                      First Quarter                 35 7/8            18
                      Second Quarter                36 5/8            18 15/16
                      Third Quarter                 31 7/8            18
                      Fourth Quarter                29 1/2            16 5/8


           The transfer agent for the Common Stock is Firstar Trust Services, Milwaukee, Wisconsin.

           The Company has not declared or paid any cash dividends on the Common Stock since 1989. The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate declaring or paying any cash dividends in the foreseeable future. Moreover, the company's various credit agreements contain covenants expressly prohibiting the payment of any cash dividends.


Item 6.  Selected Financial Data

           The following selected financial data (in thousands, except share and per share data) are derived from the consolidated financial statements of the Company for each of the five years in the period ended October 2, 1999. These consolidated financial statements have been audited and reported upon by Ernst and Young LLP, independent certified public accountants.


                                                                          Fiscal Year Ended
                                            ------------- ------------- ---------------- ---------------- ----------------
                                             October 2,    October 3,    September 27,    September 28,    September 30,
  Statements of Income Data:                    1999          1998           1997             1996             1995
                                            ------------- ------------- ---------------- ---------------- ----------------
  Net sales                                     $420,691      $263,976         $151,692         $117,355         $110,064
  Gross profit                                   117,922        68,889           36,055           26,223           22,206
  Selling, general and administrative
       expenses                                   80,511        43,204           19,443           15,189           15,060
  Termination of system implementation             3,999             -                -                -                -
  Operating income                                33,412        25,685           16,612           11,034            7,146
  Interest expense                                18,586         6,866            2,889            2,498            3,160
  Income before income taxes                      13,853        17,283           13,176            7,916            2,985
  Net income                                       8,251        10,802            8,269            5,171            2,160
  Net income per common share-diluted               1.05          1.43             1.37             0.86             0.36
  Weighted average number of shares
        used in the calculation - diluted      7,838,000     7,550,000        6,015,000        6,015,000        6,015,000
  (1)


                                                                        Fiscal Year Ended
                                            ------------- ------------- ---------------- ---------------- ----------------
                                             October 2,    October 3,    September 27,    September 28,    September 30,
  Balance Sheet Data:                           1999          1998           1997             1996             1995
                                            ------------- ------------- ---------------- ---------------- ----------------
  Working capital                               $120,041      $107,397          $30,234          $25,483          $31,655
  Total assets                                   289,322       297,476           69,658           63,415           55,237
  Long-term debt and obligations
       under capital leases                      170,894       171,494           24,055           24,162           27,175
  Shareholders' equity                            59,823        50,964           26,651           18,382           13,211

(1)        Computed on the basis described in Notes to Consolidated Financial
           Statements.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

           The Company manages the production of substantially all of its products utilizing its facilities in Tampa, Florida and El Paso, Texas and through independent assembly contractors located in the Dominican Republic and Mexico. In addition, the Company currently produces a limited amount of finished goods in a company-owned manufacturing facility in Mexico and the Company sources finished goods from independent suppliers. For goods assembled by independent manufacturers, the Company purchases and inventories all of its raw materials and cuts its fabric in its Tampa and El Paso cutting facilities based on expected customer orders. The Company ships cut fabric parts and other product components via common carrier to the independent manufacturers, who assemble components into finished garments (except for labeling and packaging in the case of private brand products) and perform certain finishing processes. The Company has no material contractual arrangements with its independent manufacturers and pays them based on a specified unit price for actual first-quality units produced. Accordingly, a substantial portion of the Company's production labor and overhead is variable. The Company ships assembled goods from the Dominican Republic and Mexico to its Tampa, Florida and Santa Teresa, New Mexico distribution centers via common carrier. Upon receipt of a customer order confirmation, the Company ships orders to customers or, in the case of private brand products, attaches designated labels and point-of-sale packaging and then ships orders to customers.

           The following  discussion of the Company's  results of operations and
financial   condition   should  be  read  in  conjunction   with  the  Company's
consolidated financial statements and notes thereto.


Results of Operations

           As a result of the acquisition of Savane on June 10, 1998, the Fiscal 1999 and 1998 results of operations may not be comparable nor are they comparable to years prior to the acquisition. The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of operations expressed as a percentage of net sales:

                                                         Fiscal Year Ended
                                       -------------------------------------------------------
                                         October 2,        October 3,       September 27,
                                              1999             1998          1997
                                              ----             ----          ----

Net sales                                     100.0%           100.0%            100.0%
Cost of goods sold                             72.0             73.9              76.2
                                               ----             ----              ----
Gross profit                                   28.0             26.1              23.8
Selling, general and
    administrative expenses                    19.1             16.4              12.8
Termination of system
    implementation                              1.0              0.0               0.0
                                                ---              ---               ---
Operating income                                7.9              9.7              11.0
Interest expense                                4.4              2.6               1.9
Bridge loan funding fee                         -                0.2               -
Other expense, net                              0.2              0.4               0.4
                                                ---              ---               ---
Income before income taxes                      3.3              6.5               8.7
Provision for income taxes                      1.3              2.4               3.2
                                                ---              ---               ---
Net income                                      2.0%             4.1%              5.5%
                                                ====             ====              ====


Fiscal 1999 Compared to Fiscal 1998

         Net Sales. Net sales for Fiscal 1999 were $420.7 million as compared to $264.0 million for Fiscal 1998, an increase of $156.7 million or 59.4%. The increase was due to an increase in units shipped and an increase in average selling price per unit, both of which were caused by the inclusion of Savane's operations since the date of acquisition as well as increased market penetration and brand acceptance.

         Gross Profit. Gross profit for Fiscal 1999 was $117.9 million or 28.0% of net sales as compared with $68.9 million or 26.1% of net sales for Fiscal 1998. The increase in gross margin was driven by a change in mix to higher margin products caused primarily by the inclusion of Savane's higher margin branded product sales for the entire year of Fiscal 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for Fiscal 1999 were $80.5 million, or 19.1% of net sales, as compared to $43.2 million, or 16.4% of net sales for Fiscal 1998. The increase in selling, general and administrative expenses was primarily due to higher general and administrative expenses associated with the Savane operations, including a $9.3 million increase in advertising and brand support related expenses. Additionally, in the fourth quarter of Fiscal 1999, the Company recorded a charge of $425,000 related to the cost associated with the termination of approximately 20 employees.

         Termination of System Implementation. During the fourth quarter of Fiscal 1999, the Company determined that it would not proceed with the implementation of the SAP enterprise wide software package. As a result, the Company recorded a charge of $4.0 million in September 1999 to write off the remaining capitalized costs associated with the project.

         Bridge Loan Funding Fee. In Fiscal 1998, the Company entered into a $100 million bridge financing facility to finance the Savane acquisition until the closing of the offering of $100 million of senior subordinated notes. This fee was incurred to originate the bridge financing.

         Interest Expense. Interest expense for Fiscal 1999 was $18.6 million as compared to $6.9 for Fiscal 1998. The increase was due to the increase in average outstanding borrowings related to the acquisition of Savane, including Savane's outstanding borrowings as of the date of the acquisition and the Company's issuance of $100 million of senior subordinated notes, the proceeds of which were used to finance the acquisition of Savane.

         Income Taxes. The Company's effective tax rate for Fiscal 1999 was 40.4% as compared with 37.5% in Fiscal 1998. The increase in the effective rate is primarily due to the increase in non-deductible amortization associated with the Savane acquisition.

         Net Income.   As a  result of the  above factors, net income for Fiscal
1999 was $8.3 million, or 2.0% of net sales, as compared to $10.8 million, or 4.1% of net sales, for Fiscal 1998.


Fiscal 1998 Compared to Fiscal 1997

           Net Sales. Net sales for Fiscal 1998 were $264.0 million as compared to $151.7 million for Fiscal 1997, an increase of $112.3 million, or 74.0%. The increase was due to an increase in units shipped and an increase in average selling price per unit, both of which were caused by the inclusion of Savane's operations since the date of acquisition as well as increased market penetration and brand acceptance.

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

         Interest Expense. Interest expense for Fiscal 1998 was $6.9 million as compared to $2.9 million for Fiscal 1997. The increase was due to the increase in average outstanding borrowings caused by the acquisition of Savane, including Savane's outstanding borrowings as of the date of the acquisition and the Company's issuance of $100 million of the senior subordinated notes, the proceeds of which were used to finance the acquisition of Savane.

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

Liquidity and Capital Resources

         The Company's primary capital requirements are the funding of the growth in operations and capital expenditures. The Company has historically financed its growth in sales and the resulting increase in inventory and receivables through a combination of operating cash flow and borrowings under its senior credit facility.

         The Company's senior credit facility (the "Facility") provides for borrowings of up to $110 million, subject to certain borrowing base limitations. The Facility was obtained in conjunction with the Company's acquisition of Savane and was used to refinance indebtedness then outstanding under the Company's previous senior credit facility, to refinance indebtedness of Savane, to pay fees incurred in connection with the acquisition of Savane and with the Facility, and for general corporate purposes. Borrowings under the Facility bear interest at variable rates (8.6% at October 2, 1999) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of October 2, 1999, excluding the impact of outstanding letters of credit of $5.9 million, an additional $33.4 million was available for borrowings under the Facility.

         On May 28, 1999, the Company entered into a construction loan ("Construction Loan") agreement secured by the Company's distribution center, cutting facility, and administrative offices in Tampa, Florida. The Construction Loan was utilized to refinance $9.5 million outstanding on the Company's real estate loan and to finance up to $6.0 million of an expansion to the Company's Tampa distribution facility. In March 2000, the Construction Loan will be converted to a similarly secured term loan. Principal and interest are due monthly on the refinanced amount and the loan bears interest at the 30 day
London Interbank Offered Rate (LIBOR) plus an applicable margin. The Construction Loan requires monthly interest payments through February 2000 with principal payments commencing in March 2000. The principal payments are based on a 20-year amortization with all outstanding principal due on or before May 15, 2008.

         Under the terms of an interest rate swap agreement, on the first $7.0 million of borrowings under the Construction Loan, interest is payable at a fixed base rate plus an applicable margin (8.6% at October 2, 1999). On the remainder of the borrowings, interest is payable based on the 30 day LIBOR rate plus an applicable margin. As of October 2, 1999, the effective interest rate on the Construction Loan was approximately 7.8%.

         On June 24, 1998, the Company closed the issuance and sale of $100 million of senior subordinated notes (the "Notes") through a private placement. Under the terms of the indenture agreement underlying the Notes, the Company will pay semi-annual interest at the rate of 11% for ten years, at which time the entire principal amount is due. The net proceeds from the Notes were used to repay a portion of the borrowings outstanding under a bridge facility that was used to purchase Savane in June 1998.

           The Company's credit agreements contain significant financial and operating covenants, including requirements that the Company maintain minimum net worth levels and certain financial ratios, prohibitions on the ability of the Company to incur certain additional indebtedness or to pay dividends, and restrictions on its ability to make capital expenditures. During fiscal 1999, the Company amended the terms of the Facility to adjust certain of the financial covenants. The Company is currently in compliance with all covenants under its credit agreements.

           Pursuant to two separate factoring agreements (the "Factoring Agreements"), the Company factors substantially all of its accounts receivable. The Factoring Agreements provide that the factor will pay the Company an amount equal to the gross amount of the Company's accounts receivable from customers, reduced by certain offsets, including among other things, discounts, returns, and a commission payable by the Company to the factor. The commission averages 0.23% of the gross amount factored. The factor subjects all sales to its credit review process and assumes 99.9% of the credit risk for amounts factored pursuant to the Factoring Agreements. Funds are transferred to reduce outstanding borrowings under the Facility once payment is received from the factor. The factor pays the Company the receivable amount upon the earlier of
(i) receipt by the factor of payment from the Company's customer or (ii) 120 days past the due date for such payment. The Factoring Agreements expire in 2001.

           As a result of the acquisition of Savane in June 1998, certain consolidation and cost savings activities have transpired that will impact the Company's capital resources. Specifically, the Company has chosen to exit certain owned or leased facilities. The sale of owned facilities will generate cash while the payment of lease termination costs will utilize cash. As of October 2, 1999, the Company had assets held for sale with carrying values of $2.0 million and has exit related accruals of $6.0 million.

           During Fiscal 1999, the Company generated $18.2 million of cash from its operations. This was primarily the result of net income of $8.3 million
(which included non-cash charges of $18.3 million) and a net decrease in accounts receivable and inventory of $7.1 million offset by a decrease in accounts payable and accrued expenses and other of $17.3 million and an increase in prepaid expenses and other assets of $1.1 million.

           The Company has historically financed its capital expenditures through a combination of operating cash flow and long-term borrowings. Capital expenditures were $15.1 million and $6.9 million for Fiscal 1999 and Fiscal 1998, respectively. The expenditures primarily relate to the expansion of the distribution center in Tampa, Florida and the upgrade or replacement of the Company's existing equipment and computer systems including hardware and software.

           During Fiscal 2000, the Company anticipates capital expenditures to total approximately $12.0 million. Significant capital projects including the installation of a new computer system, the consolidation of facilities in the El Paso Texas area, the upgrading or replacement of other ancillary computer systems and the upgrading or replacement of certain equipment.

           On October 2, 1999 and October 3, 1998, the Company had working capital of $120.0 million and $107.4 million, respectively. The increase in working capital was due primarily to a $3.9 million increase in accounts receivable, an $11.9 million decrease in inventory offset by an $8.7 million increase in prepaid expenses and other assets and a $10.3 million decrease in accounts payable and accrued expenses. The Company expects its working capital needs will continue to fluctuate based on seasonal changes in sales, accounts receivable and trade accounts payable.

           The Company believes that the combination of existing working capital, funds anticipated to be generated from operating activities and the borrowing availability under the current and anticipated credit agreements will be sufficient to fund both its short-term and long-term capital and liquidity needs.


Impact of Recent Accounting Pronouncements

         On October 4, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 required additional disclosures in the consolidated financial statements.

         On October 4, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new standards for segment reporting. The adoption did not affect the Company's disclosures as it operates in one segment.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 requires the Company to standardize certain disclosures and include additional information on changes in benefit obligations and fair values of plan assets. The Company adopted the provisions of SFAS 132 in the first quarter of Fiscal 1999.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS 133 on October 1, 2000, as required. The Company limits its use of derivative financial instruments to the management of interest rate risk. The Company is currently evaluating the impact of SFAS 133 on its financial statements and has not yet determined the impact, if any, on the consolidated financial statements of the Company.


Inflation

           The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy and relative stability in the Company's cost of sales. In prior years, the Company has been able to adjust its selling prices and improve efficiencies to substantially offset increased costs. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, there is no assurance that the Company's business will not be affected by inflation in the future.


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

           In Fiscal 1998, The Company completed the evaluation and modification of all of its information technology systems with regard to the Year 2000 issue. The amount expensed by the Company to accomplish this process was not material to the operations or financial condition of the Company, and has been included in its entirety in the results of operations for Fiscal 1998. The Company believes that all of its information technology systems are now Year 2000 compliant.

           Should there be any portions of the Company's information systems that were overlooked in the remediation process, or become susceptible to Year 2000 issues subsequent to such remediation as the result of interaction with supplier or customer systems, or otherwise, the impact could be felt throughout the Company's main operating system which includes subsystems related to customer analysis, order processing, planning, procurement, production and sales. Information technology plays a vital role in almost every aspect of the Company's operations. In addition, the Year 2000 issue would strike at a time of the calendar year that is one of the Company's busiest in terms of production and distribution. While the Company believes that it will be able to sustain normal operations even without any of its information technology systems, this could only continue for a short period of time. The resources necessary to address any Year 2000 issue which may arise will not be available entirely from internal personnel, and the Company will be forced to contract with third-party consultants. At this time, the Company does not have any such third-party consultants under contract and does not anticipate that it will enter into any such contracts prior to the end of calendar 1999. Further, the Company does not anticipate that it will stockpile raw materials or inventory in advance of the end of calendar 1999.

           Based on the Company's current Year 2000 compliant status, the Company believes a contingency plan is not necessary.

           The Company has communicated with all significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. As of the date of this report, substantially all of the Company's suppliers and customers have informed the Company that their systems are or will be Year 2000 compliant. If certain suppliers were not able to remediate their own Year 2000 issues, this could affect the Company's ability to order and receive raw materials shipments on a timely basis, which will have a direct and adverse impact on the Company's production schedule. This will then affect the Company's ability to fill customer orders on a timely basis, the result of which may be a loss of customer sales. In addition, if the Company's customers do not remediate their systems, it could affect the Company's ability to receive order information through electronic data interchange and receive point of sale inventory information, both of which will also have a direct and adverse impact on the Company's sales.


Euro Conversion Issue

         In  1999,  11  of  the  15  member  countries  of  the  European  Union established fixed conversion rates between their existing currencies and the Euro and adopted the Euro as their common legal currency (the "Euro Conversion"). The Euro Conversion had no impact on the Company's operations.


Risk Factors Affecting the Company's Business and Prospects

To acquire Savane we incurred a substantial amount of debt that will require successful future operating performance and financial results and may impose important limitations on us.

           As a result of the acquisition of Savane, we experienced an increase in leverage. The degree to which we are leveraged will have important consequences, including the following:

o a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our debt;
o our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be impaired;
o our leverage may increase our vulnerability to economic downturns and limit our ability to withstand competitive pressures;
o our ability to capitalize on significant business opportunities may be limited; and
o our leverage may place us at a competitive disadvantage in relation to less leveraged competitors.

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

           If for any reason, including a shortfall in anticipated operating results or proceeds from asset sales, we were unable to meet our debt service obligations, we would be in default under the terms of our existing debt. In the event of such a default, some of our lenders could elect to declare certain debt to be immediately due and payable, including accrued and unpaid interest. In addition, such lenders could proceed against the collateral securing the debt, which consists of substantially all of our current and future personal property. Default on our senior debt obligation could result in a default under our other debt or result in bankruptcy.

The terms of our existing debt place significant restrictions on our ability to pursue financial and strategic opportunities.

           The terms of our existing debt contain a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional debt, repay other debt, pay dividends, make certain investments or acquisitions, repurchase or redeem capital stock, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates, and engage in certain corporate activities.

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

           Our financial success is directly related to the success of our customers and the willingness of our customers, in particular our major customers, to continue buying our products. Sales to the Company's five largest customers represented approximately 51.1% and 50.9% of net sales during Fiscal 1999 and Fiscal 1998, respectively. Sales to Wal-Mart (including Sam's Club), accounted for approximately 24.2% and 23.8% of net sales during Fiscal 1999 and Fiscal 1998, respectively.

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

           Pursuant to licensing agreements, we also have exclusive rights to use trademarks owned by other companies in promoting, distributing and selling their products. We have periodically been involved in litigation regarding these licensing agreements. We cannot assure you that these licensing agreements will remain in effect, or that they will be renewed. In addition, any future disputes concerning these licenses may cause us to incur significant litigation costs or force us to suspend use of the trademarks.
See "Business - Trademarks and Licenses."

Our success depends upon our ability to recruit qualified personnel and to retain senior management.

           Our continued success is dependent on retaining our senior management as well as attracting and retaining qualified management, administrative and operating personnel. If we lose any members of our senior management, or if we do not recruit and retain other qualified personnel, then our business, results of operations and financial condition could be materially adversely affected. See "Business - Executive officers of the Registrant."

Additionally, some of our employees are members of unions with which the Company has entered into collective bargaining agreements. If upon the expiration of these agreements, the Company is unable to renew or enter into new agreements that are satisfactory to the Company, the employees covered by these agreements may strike or otherwise be unwilling to work for the Company. The Company may not be able to replace these employees in a timely manner. The loss of these employees may impact the Company's ability to manufacture and deliver its products to customers on a timely basis.

Fluctuations in the price, availability and quality of the fabrics or other raw materials we use could increase our cost of sales and reduce our ability to meet our customers' demands.

           The principal fabrics used in our apparel consist of cotton, wool, synthetic and blended fabrics. The price we pay for these fabrics is mostly dependent on the market prices for the raw materials used to produce them, namely cotton, wool, rayon and polyester. Depending on a number of factors, including crop yields and weather patterns, the market price of these raw materials may fluctuate significantly. Moreover, only a limited number of suppliers are available to supply the fabrics at the level of quality we require. If we have to procure fabrics from sources other than our current suppliers, the quality of the fabric may be significantly different from that obtained from our current suppliers. Fluctuations in the price, availability and quality of the fabrics or raw materials could increase our cost of sales and reduce our ability to meet our customers' demands. We cannot assure you that we will be able to pass along to our customers all, or any portion of, any increases in the prices paid for the fabrics used in the manufacture of our products. See "Business - Operations."

We depend upon independent manufacturers in the production of our apparel.

           We use independent manufacturers to assemble or produce a substantial portion of our products. We depend on these manufacturers' ability to finance the assembly or production of goods ordered and to maintain manufacturing capacity. We do not exert direct control over these independent manufacturers, however, and so we may be unable to obtain timely delivery of acceptable products. We generally do not have long-term contracts with any of these independent manufacturers. As a result, we cannot be assured of an uninterrupted supply of our product from our independent manufacturers. If there is an interruption, we may not be able to substitute suitable alternative manufacturers because such substitutes may not be available, or they may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. See "Business Operations."

Our ability to successfully conduct assembly and production operations in facilities in foreign countries depends on many factors beyond our control.

           During Fiscal 1999, a significant portion of our products were assembled or produced by independent manufacturers in the Dominican Republic and Mexico. It is possible that we will experience difficulties with these independent manufacturers, including reduced production capacity, failure to meet production deadlines or increases in manufacturing costs as more fully discussed above. Also, using foreign manufacturers requires us to order products further in advance to account for transportation time. If we overestimate customer demand, we may have to hold goods in inventory, and we may be unable to sell these goods at the same margins as we have in the past. On the other hand, if we underestimate customer demand, we may not be able to fill orders in time.

           Other problems we may encounter by using foreign manufacturers include, but are not limited to work stoppages; transportation delays and interruptions; delays and interruptions from natural disasters; political instability; economic disruptions; expropriation; nationalization; imposition of tariffs; imposition of import and export controls; changes in government policies.

           We also own one manufacturing facility which operates outside the United States, and this subjects us to additional risks associated with owning and operating manufacturing facilities abroad. For example, a facility operated in a foreign country may become subject to that country's labor laws and government regulations. If the laws are unfavorable to our operations in any foreign country, we could experience a loss in revenues, customer orders and customer goodwill.

           We are also exposed to foreign currency risk. In the past, most of our contracts to have goods assembled or produced in foreign countries were negotiated in United States dollars. If the value of the United States dollar decreases, then the price that we pay for our products could increase, and it is possible that we would not be able to pass this increase on to our customers. See "Business--Operations."

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

           The following table sets forth our principal shareholders and the percentage of our common stock that they each own or control:

              Name of Shareholder and Title             Percentage of Shares of
                     (if applicable)                      Common Stock Owned
-----------------------------------------------------   ------------------------

William W. Compton                                               14.2%
Chairman of the Board and Chief Executive Officer

Michael Kagan                                                     8.5%
Executive Vice President and Chief Financial Officer

Accel, S.A. de C.V.                                              21.1%
(a Mexican corporation) ("Accel")


Pursuant to our Amended and Restated Articles of Incorporation, Accel currently has the right to nominate two persons to stand for election to our eight member Board of Directors, and separate family limited partnerships controlled by Mr. Compton and by Mr. Kagan, respectively, each have the right to nominate one person to stand for election to our Board of Directors. Each of the following has entered into a shareholders' agreement:

o    Accel;
o    Mr. Compton;
o    Mr. Kagan;
o    The Compton Family Limited Partnership;
o    The Kagan Family Limited Partnership.

The shareholders' agreement provides that each of the parties will vote the shares of common stock each owns or controls to elect the nominees of the other parties to our Board of Directors. Given their collective ownership of 43.8% of our common stock, and the terms of the shareholders' agreement, these parties will have the ability to significantly influence the election of our directors and the outcome of all other issues submitted to a vote of our shareholders.

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

           In Fiscal 1998, the Company completed the evaluation and modification of all of its information technology systems with regard to the Year 2000 Issue, and the Company believes that all of its information technology systems are now Year 2000 compliant. Should there be any portions of the Company's information systems that were overlooked in the remediation process, or become susceptible to The Year 2000 Issue subsequent to such remediation as the result of interaction with supplier or customer systems or otherwise, the impact could be felt throughout the Company's main operating system which includes subsystems related to customer analysis, order processing, planning, procurement, production, distribution and sales. Information technology plays a vital role in almost every aspect of the Company's operations. See "Business - Management Information Systems" and "Managements Discussion and Analysis - Year 2000."

           Any issues with the Company's information technology systems resulting from a Year 2000 Issue would strike at a time of the calendar year that is one of the Company's busiest in terms of production and distribution. While the Company believes that it will be able to sustain normal operations even without any of its information technology systems, this could only continue for a short period of time. The resources necessary to address any Year 2000 Issue which may arise will not be available entirely from internal personnel, and the Company will be forced to contract with third-party consultants. At this time, the Company does not have any such third-party consultants under contract and does not anticipate that it will enter into any such contracts prior to the end of calendar 1999. Further, the Company does not anticipate that it will stockpile raw materials or inventory in advance of the end of calendar 1999. As a result, if the Company does experience Year 2000 Issue-related problems with its information technology systems, it may not be able to do a number of things including design new products; control, adjust or operate the computerized cutting systems; receive customer ordering information; monitor customer inventory and POS information; efficiently execute distribution functions; and monitor and evaluate overall management information such as inventory, order flow and distribution.

           The Company has communicated with all significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. As of the date of this report, substantially all of the Company's significant suppliers and customers have informed the Company that their systems are Year 2000 compliant. If certain suppliers are in fact not Year 2000 compliant, it could affect the Company's ability to order and receive raw materials shipments on a timely basis, which will have a direct and adverse impact on the Company's production schedule. This will then affect the Company's ability to fill customer orders on a timely basis, the result of which may be a loss of customer sales. In addition, if the Company's customers are in fact not Year 2000 compliant, it could affect the Company's ability to receive order information through EDI and receive POS inventory information, both of which will also have a direct and adverse impact on the Company's sales.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

           The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under the Facility and the Construction Loan. As of October 2, 1999, the Company's interest rates on borrowings under the Facility and Construction Loan were 8.6% and 7.8%, respectively. If the interest rates on the Company's borrowings average 100 basis points more in Fiscal 2000 than they did in Fiscal 1999, the Company's interest expense would increase and income before income taxes would decrease by $582,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

           The Company has entered into an interest rate swap agreement that is intended to maintain the fixed/variable mix of the interest rate on the Construction Loan within defined parameters. Variable rates are predominantly linked to the LIBOR. Any differences paid or received on an interest rate swap agreement are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation.


Item 8.  Financial Statements and Supplementary Data

           The information called for by this Item is contained in pages 32 through 52 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

           The information under the captions "Election of Directors - Nominees for Director," "Election of Directors - Directors Continuing in Office," and "Other Matters - Section 16(a) Beneficial Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on February 2, 2000 (the "1999 Proxy Statement") is incorporated herein by reference. The information called for by this Item, with respect to Executive Officers, is set forth in Item 1 of this report under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation

           The information under the captions "Election of Directors - Compensation of Directors" and "Election of Directors Executive Compensation" in the Company's 1999 Proxy Statement is incorporated by reference. In no event shall the information contained in the 1999 Proxy Statement under the captions "Election of Directors - Executive Compensation - Compensation Committee Report on Executive Compensation" and "Shareholder Return Comparison" be incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

           The information under the caption "Election of Directors - Stock Ownership" in the Company's 1999 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

           The information under the caption "Election of Directors - Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

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

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of Fiscal 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Tropical Sportswear Int'l Corporation

         We have audited the accompanying consolidated balance sheets of Tropical Sportswear Int'l Corporation as of October 2, 1999 and October 3, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 2, 1999. Our audits also included the financial statement schedule listed in the index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tropical Sportswear Int'l Corporation at October 2, 1999 and October 3, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




ERNST & YOUNG LLP

/s/  Ernst & Young LLP

Tampa, Florida

November 12, 1999


                                              TROPICAL SPORTSWEAR INT'L CORPORATION

                                                      CONSOLIDATED BALANCE SHEETS
                                                  October 2, 1999 and October 3, 1998
                                                   (In thousands, except share data)

                                                                           1999                  1998
                                                                    -------------------    ------------------
ASSETS
Current assets:
    Cash                                                                       $ 1,607               $ 2,097
    Accounts receivable                                                         76,225                72,355
    Inventories                                                                 72,181                84,099
    Deferred income taxes                                                       10,732                 9,372
    Prepaid expenses and other                                                  14,328                 5,674
                                                                    -------------------    ------------------
       Total current assets                                                    175,073               173,597
Property and equipment                                                          57,495                60,920
Less accumulated depreciation and amortization                                  15,310                 8,923
                                                                    -------------------    ------------------
                                                                                42,185                51,997
Other assets                                                                    16,729                20,176
Trademarks                                                                      14,354                14,876
Excess  of  cost  over  fair  value  of  net  assets  of  acquired              40,981                36,830
subsidiary, net
                                                                    -------------------    ------------------

Total assets                                                                  $289,322              $297,476
                                                                    ===================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $31,922               $37,451
    Accrued expenses and other                                                  20,919                25,657
    Current installments of long-term debt                                         704                   831
    Current installments of obligations under capital leases                     1,487                 2,261
                                                                    -------------------    ------------------
       Total current liabilities                                                55,032                66,200
Long-term debt                                                                 164,534               166,339
Obligations under capital leases                                                 4,169                 5,155
Deferred income taxes                                                            2,860                 5,117
Other                                                                            2,904                 3,701
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $100 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                                 --                    --
    Common stock, $.01 par value; 50,000,000 shares authorized;
       7,618,835 and 7,600,000 shares issued and outstanding in
       1999 and 1998, respectively                                                  76                    76
    Additional paid in capital                                                  17,535                17,270
    Retained earnings                                                           41,781                33,530
    Accumulated other comprehensive income                                         431                    88
                                                                    -------------------    ------------------
       Total shareholders' equity                                               59,823                50,964
                                                                    -------------------    ------------------
Total liabilities and shareholders' equity                                    $289,322              $297,476
                                                                    ===================    ==================

                                                        See accompanying notes.


                                                TROPICAL SPORTSWEAR INT'L CORPORATION

                                                   CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except per share amounts)


                                                                        Fiscal Year Ended
                                                   ------------------------------------------------------------
                                                       October 2,            October 3,         September 27,
                                                          1999                  1998                 1997
                                                   -------------------    -----------------    -----------------

Net sales                                                    $420,691             $263,976             $151,692
Cost of goods sold                                            302,769              195,087              115,637
                                                   -------------------    -----------------    -----------------
Gross profit                                                  117,922               68,889               36,055
Selling, general and administrative expenses                   80,511               43,204               19,443
Termination of system implementation                            3,999                   --                   --
                                                   -------------------    -----------------    -----------------
Operating income                                               33,412               25,685               16,612
Other expenses:
    Interest                                                   18,586                6,866                2,899
    Bridge loan funding fee                                         -                  500                    -
    Other, net                                                    973                1,036                  537
                                                   -------------------    -----------------    -----------------
                                                               19,559                8,402                3,436
                                                   -------------------    -----------------    -----------------
Income before income taxes                                     13,853               17,283               13,176
Provision for income taxes                                      5,602                6,481                4,907
                                                   -------------------    -----------------    -----------------
Net income                                                    $ 8,251             $ 10,802              $ 8,269
                                                   ===================    =================    =================

Net income per share
     Basic                                                      $1.08                $1.45                $1.38
                                                   ===================    =================    =================

     Diluted                                                    $1.05                $1.43                $1.37
                                                   ===================    =================    =================


                                                        See accompanying notes.


                                              TROPICAL SPORTSWEAR INT'L CORPORATION
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          (In thousands)

                                                                                                    Accumulated
                                                                                                       Other
                                                                           Additional                 Compre-
                                 Preferred Stock         Common Stock        Paid In     Retained     hensive
                               Shares      Amount     Shares     Amount      Capital     Earnings      Income       Total

Balance at September 28,             39      $3,863      6,000        $60      $    --     $14,459     $    ----     $18,382
1996

    Net income                       --          --         --         --           --       8,269            --       8,269
                              ---------- ----------- ---------- ---------- ------------ ----------- ------------- -----------

Balance at September 27,             39       3,863      6,000         60           --      22,728            --      26,651
1997

    Net income                       --          --         --         --           --      10,802            --      10,802

    Foreign currency
    translations adjustment          --          --         --         --           --          --            88          88

    Total comprehensive income       --          --         --         --           --          --            --      10,890

    Sale of common stock             --         --       1,600         16      17,270           --            --      17,286

    Redemption of
    preferred stock                (39)    (3,863)          --          -          --           --            --      (3,863)

                              ---------- ----------- ---------- ---------- ------------ ----------- ------------- -----------
Balance at October 3, 1998           --          --      7,600         76       17,270      33,530            88      50,964

    Net income                       --          --         --         --           --       8,251            --       8,251

    Foreign currency
    translation adjustment           --          --         --         --           --          --           343         343

    Total comprehensive income       --          --         --         --           --          --            --       8,594

    Stock Option Exercises           --          --         19         --          265          --            --         265
                              ---------- ----------- ---------- ---------- ------------ ----------- ------------- -----------

Balance at October 2, 1999           --          --      7,619        $76      $17,535     $41,781          $431     $59,823
                              ========== =========== ========== ========== ============ =========== ============= ===========


       See accompanying notes.


                                                 TROPICAL SPORTSWEAR INT'L CORPORATION

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)



                                                                         Fiscal Year Ended
                                                        ----------------------------------------------------
                                                         October 2,        October 3,        September 27,
                                                            1999              1998               1997
                                                        --------------    --------------    ----------------
  Operating activities
  Net income                                                  $ 8,251          $ 10,802             $ 8,269
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
         (Gain) loss on disposal of property and                   88               150                 (6)
            equipment
         Termination of system implementation                   3,999                --                  --
         Depreciation and amortization                          9,500             4,758               2,121
         Provision for doubtful accounts                        1,286             (347)                 331
         Deferred income taxes                                  6,350             1,970                 386
  Changes in operating assets and liabilities:
    (Increase) decrease in assets:
         Accounts receivable                                  (5,156)          (13,490)             (5,115)
         Inventories                                           12,218             (327)               1,931
         Prepaid expenses and other assets                    (1,103)           (7,881)               (257)
       Increase (decrease) in liabilities:
         Accounts payable                                     (5,529)             2,556             (1,121)
         Accrued expenses and other                          (11,744)               207                 412
                                                        --------------    --------------    ----------------
  Net cash provided (used) by operating activities             18,160           (1,602)               6,951

  Investing activities
  Capital expenditures                                       (15,094)           (6,881)             (5,162)
  Acquisition of subsidiary, net of cash acquired               (477)          (89,821)                  --
  Other                                                           323                --                  --
  Proceeds from sale of property and equipment                    448               592                  78
                                                        --------------    --------------    ----------------
  Net cash used by investing activities                      (14,800)          (96,110)             (5,084)

  Financing activities
  Proceeds of long-term debt                                   10,854           200,000               4,676
  Proceeds from sale of common stock                              265            17,286                  --
  Redemption of preferred stock                                    --           (3,863)                  --
  Principal payments of long-term debt                       (10,295)         (156,335)             (3,253)
  Principal payments of capital leases                        (2,527)           (1,257)               (424)
  Change in currency translation                                  343                --                  --
  Net proceeds from (repayment of) long-term
     revolving credit line borrowings                         (2,490)            43,862             (3,011)
                                                        --------------    --------------    ----------------
  Net cash (used) provided by financing activities            (3,850)            99,693             (2,012)

  Net (decrease) increase in cash                               (490)             1,981               (145)
  Cash at beginning of year                                     2,097               116                 261
                                                        --------------    --------------    ----------------
  Cash at end of year                                         $ 1,607           $ 2,097              $  116
                                                        ==============    ==============    ================



                                                        See accompanying notes.


                      TROPICAL SPORTSWEAR INT'L CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended October 2, 1999, October 3, 1998,
                        and September 27, 1997 (Tables in
                      thousands, except share and per share
                                    amounts)



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Tropical Sportswear Int'l Corporation (the Company) and its wholly-owned subsidiaries, Savane International Corp. (Savane) and its subsidiaries, Tropical Sportswear Company, Inc. and Apparel Network Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.


Nature of Operations

         The Company's principal line of business is the marketing, design, manufacture and distribution of sportswear, primarily men's and women's casual pants and shorts. The principal markets for the Company include major retailers within the United States, United Kingdom, Australia, and New Zealand. The Company subcontracts a substantial portion of the assembly of its products with independent manufacturers in the Dominican Republic and Mexico and, at any point in time, a majority of the Company's work-in-process inventory is located in those countries.


Accounting Period

         The Company operates on a 52/53-week annual accounting period ending on the Saturday nearest September 30th. The years ended October 2, 1999, October 3, 1998, and September 27, 1997 contain 52, 53, and 52 weeks, respectively.


Net Income Per Share

         Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares issued by the Company at prices below the public offering price during the period beginning one year prior to the filing date of the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering.

         The following table sets forth the computation of basic and diluted net income per share:

                                                           Fiscal Year Ended
                                         -------------------------------------------------------
                                            October 2, 1999      October 3,        September 27,
                                                                    1998                1997
                                            ----------------   ---------------    -----------------

Numerator for basic and diluted net income per share:
      Net income                                     $8,251          $ 10,802             $  8,269

Denominator for basic net income per share:
    Weighted average shares of common
        stock outstanding                         7,614,282         7,470,620            6,000,000

Effect of dilutive stock options using the
    treasury stock method                           223,535            79,593               15,000
                                            ----------------   ---------------    -----------------

Denominator for diluted net income per            7,837,817         7,550,213            6,015,000
share
                                            ================   ===============    =================

Net income per share:
     Basic                                            $1.08             $1.45                $1.38
                                            ================   ===============    =================
     Diluted                                          $1.05             $1.43                $1.37
                                            ================   ===============    =================


Accumulated Other Comprehensive Income

             Other comprehensive income is composed of foreign currency translation adjustments of $343,000 (net of tax benefit $233,000) and $88,000 (net of tax benefit $55,000) in Fiscal 1999 and 1998, respectively. Total comprehensive income amounted to $8.6 million and $10.9 million for Fiscal 1999 and 1998, respectively.


Revenue Recognition

         Based on its terms of F.O.B. shipping point, the Company records sales upon the shipment of finished products to the customer.


Foreign Currencies

Foreign entities whose functional currency is not the U.S. dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, which is translated at historical rates. Gains and losses from changes in exchange rates are recognized in consolidated income in the year of occurrence.

Foreign activities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the Shareholders' equity section as a component of other comprehensive income.


Advertising and Promotion Costs

         Advertising and promotion costs are expensed in the year incurred. Advertising expense was $12.3 million, $3.0 million, and none in 1999, 1998, and 1997, respectively.


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


Trademarks

         Trademarks represent the fair value of the Savane(R) and Farah(R) trademarks that were acquired with the acquisition of Savane (see Note 8). The trademarks effectively have an indefinite legal life and their value is being amortized on the straight-line basis over a period of 30 years. Accumulated amortization totaled $646,000 at October 2, 1999 and $124,000 at October 3, 1998.


Excess of Cost Over Fair Value of Net Assets of Acquired Subsidiary

         The excess of cost over fair value of net assets of acquired subsidiary is primarily related to the acquisition of Savane (see Note 8) and is amortized on the straight-line basis over a period of 30 years. Accumulated amortization totaled $1,660,000 at October 2, 1999 and $303,000 at October 3, 1998.


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

Derivative Accounting

           The Company entered into a interest-rate swap agreement to modify the interest characteristics of its outstanding debt. The agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. The agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The notional amount of the interest rate swap is $7.0 million and the swap expires in May 2008. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.


Financial Instruments

         The Company's financial instruments include cash, accounts receivable, accounts payable, long-term debt and obligations under capital leases. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash, accounts receivable and accounts payable: The carrying amounts reported in the balance sheets approximate fair value.

        Long-term debt and obligations under capital leases: The carrying amount of the Company borrowings under its variable rate long-term debt agreements approximate their fair value. The fair value of the Company's fixed rate long-term debt and obligations under capital leases is estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rate for similar types of borrowing agreements.

                 The carrying amounts and fair value of the Company's long-term debt and obligations under capital leases are as follows:

                                            October 2, 1999                 October 3, 1998
                                      ----------------------------    ----------------------------
                                       Carrying          Fair          Carrying          Fair
                                         Value           Value           Value           Value
                                      ------------    ------------    ------------    ------------

Long-term debt and obligations
     under capital leases                $170,894        $163,027        $174,586        $174,586
Off balance sheet items:
     Interest-rate swap agreement             N/A             $99             N/A             $--


Reclassifications

         Certain amounts in the Fiscal 1998 and 1997 financial statements have been reclassified to conform to the Fiscal 1999 presentation.


Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for segment reporting and disclosure of additional information on products and services, geographic areas, and major customers. The Company implemented the provisions of Statement 131 at the beginning of Fiscal 1999. The adoption did not have a material affect on the Company's disclosures as it operates one segment.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement 132 requires the Company to standardize certain disclosures and include additional information on changes in benefit obligations and fair values of plan assets. The Company adopted the provisions of Statement 132 in the first quarter of Fiscal 1999, the effects of which are disclosed in Note 10.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt Statement 133 on October 1, 2000, as required. The Company limits its use of derivative financial instruments to the management of interest rate risk. The Company is currently evaluating the impact of Statement 133 on its financial statements and has not yet determined the impact, if any, on the consolidated financial statements of the Company.

Statement of Cash Flows

         Supplemental cash flow information:
                                                        Year Ended
                                ----------------- -- ----------------- -- ------------------
                                October 2, 1999         October 3,          September 27,
                                                           1998                 1997
                                -----------------    -----------------    ------------------
Cash paid for:
Interest                            $18,360               $3,262                 $2,937
Income taxes                          1,641                6,068                  4,150

         Capital lease obligations of $767,000, none and $630,000 were incurred when the Company entered into leases for new equipment in the years ended October 2, 1999, October 3, 1998 and September 27, 1997, respectively. In Fiscal 1999, the Company sold $4.1 million of equipment in return for notes receivable and the termination of system implementation write-off was net of a $5.3 million settlement receivable.


2.  ACCOUNTS RECEIVABLE

       Accounts receivable consist of the following:
                                                                 October 2,         October 3,
                                                                    1999               1998
                                                              --------------    ---------------
      Receivable from factor                                        $73,074            $62,330
      Receivable from trade accounts                                  5,723             11,311
      Reserve for returns and allowances                             (2,572)            (1,286)
                                                              ---------------    ---------------
                                                                    $76,225            $72,355
                                                              ===============    ===============

         The Company has two separate factoring agreements. Under the agreements, substantially all of the Company's trade receivables are assigned on an ongoing basis, without recourse, except for credit losses on the first .10% of amounts factored. The factoring agreements are with national companies, which, in management's opinion, are highly creditworthy. The purchase price of each receivable is the net face amount, less a factoring discount of .18% to
 .25%.


3.  INVENTORIES

         Inventories consist of the following:
                                                          October 2,           October 3,
                                                             1999                 1998
                                                      -----------------    ----------------

               Raw materials                                   $ 7,425             $11,340
               Work in process                                  15,445              21,886
               Finished goods                                   49,311              50,873
                                                      -----------------    ----------------
                                                               $72,181             $84,099
                                                      =================    ================

         The Company has established valuation reserves of approximately $4.8 million, $8.1 million, and $2.2 million at October 2, 1999, October 3, 1998, and September 27, 1997, respectively, to reflect a write down of excess and slow-moving inventory to net realizable value.


4.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                      October 2,          October 3,               Life
                                         1999                1998                (Years)
                                   -----------------    ----------------        -----------
Land                                         $4,106              $3,976                 --
Land improvements                             1,593               1,594                 15
Building and improvements                     9,825              10,723             3 - 50
Machinery and equipment                      36,720              35,521             3 - 12
Leasehold improvement                         1,081               5,146             5 - 25
Construction in progress                      4,170               3,960                 --
                                   -----------------    ----------------
                                            $57,495             $60,920
                                   =================    ================

         During 1999, 1998, and 1997 the Company capitalized interest cost of $329,000, $96,000 and none, respectively, for property and equipment in the process of construction. Total depreciation expense was $7.6 million, $4.3 million, and $2.1 million for the years ended October 2, 1999, October 3, 1998 and September 27, 1997, respectively.


5.  DEBT

         Long-term debt consists of the following:

                                       October 2,           October 3,
                                          1999                 1998
                                    ------------------     --------------

Revolving credit line                         $53,506            $55,997
Real estate loan                               10,691              9,520
Other notes payable                             1,041              1,653
Senior subordinated notes                     100,000            100,000
                                    ------------------     --------------
                                              165,238            167,170
Less current maturities                           704                831
                                    ------------------     --------------
                                             $164,534           $166,339
                                    ==================     ==============

         On May 28, 1999, the Company entered into a construction loan ("Construction Loan") agreement secured by the Company's distribution center, cutting facility, and administrative offices in Tampa, Florida. The Construction Loan was utilized to refinance $9.5 million outstanding on the Company's real estate loan and to finance up to $6.0 million of an expansion to the Company's Tampa distribution facility. In March 2000, the Construction Loan will be converted to a similarly secured term loan. Principal and interest are due monthly on the refinanced amount and the loan bears interest at the 30-day
London Interbank Offered Rate (LIBOR) plus an applicable margin. The Construction Loan requires monthly interest payments through February 2000 with principal payments commencing in March 2000. The principal payments are based on a 20-year amortization with all outstanding principal due on or before May 15, 2008.

         Under the terms of an interest-rate swap agreement, on the first $7.0 million of borrowings under the Construction Loan, interest is payable at a fixed base rate plus an applicable margin (8.6% at October 2, 1999). On the remainder of the borrowings, interest is payable based on the 30-day LIBOR rate plus an applicable margin. As of October 2, 1999, the effective interest rate on the Construction Loan was approximately 7.8%.

         On June 10, 1998, the Company closed on a senior credit facility (the Facility) which provided for borrowings of up to $110 million, subject to certain borrowing base limitations. The Facility was obtained in conjunction with the Company's acquisition of Savane (See Note 8) and was used to refinance indebtedness then outstanding under the Company's previous revolving credit line and equipment loan facility, to refinance indebtedness of Savane, to pay fees incurred in connection with the acquisition of Savane and with the Facility, and for general corporate purposes. Borrowings under the Facility bear variable rates of interest based on LIBOR plus an applicable margin (8.6% at October 2, 1999) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. Debt issue costs of $1.4 million were incurred in connection with the Facility and are included in other assets. These costs are being amortized to interest expense over the life of the Facility using the effective interest method. As of October 2, 1999, excluding the impact of outstanding letters of credit of approximately $5.9 million, an additional $33.4 million was available for borrowings under the Facility.

         On June 10, 1998, the Company closed on a $100 million interim financing facility (the Bridge Facility). The net proceeds from the Bridge Facility were used to acquire Savane and pay related fees and expenses. The Bridge Facility was repaid on June 24, 1998 as described below. A funding fee of $500,000 was incurred and amortized over the 14-day life of the loan.

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

         The scheduled maturities of long-term debt are as follows:

   Fiscal Year             Amount
-------------------    ----------------

2000                            $  704
2001                               713
2002                               713
2003                            54,220
2004                               713
Thereafter                     108,175


6.  LEASES

         The Company leases administrative facilities, production facilities and certain equipment under non-cancelable leases.

         Future minimum lease payments under operating leases and the present value of future minimum capital lease payments as of October 2, 1999 are as follows:

                                                             Operating              Capital
                     Fiscal Year                               Leases                Leases
------------------------------------------------------    -----------------   --------------

2000                                                                $3,628           $ 1,980
2001                                                                 3,268             1,351
2002                                                                 2,601             1,222
2003                                                                 2,710             1,115
2004                                                                 2,574               964
Thereafter                                                           8,628               141
                                                          -----------------   ---------------
Total minimum lease payments                                       $23,409             6,773
                                                          =================
Less amount representing interest                                                      1,117
                                                                              ---------------
Present value of minimum capital lease payments                                        5,656
Less current installments                                                              1,487
                                                                              ----------------
                                                                                      $4,169
                                                                              ================


         The following summarizes the Company's assets under capital leases:

                                     October 2,            October 3,
                                        1999                  1998
                                 --------------------    ----------------

Machinery and equipment                   $9,639             $13,560
Accumulated amortization                   3,472               5,356


         Amortization of assets under capital leases has been included in depreciation. Total rental expense for operating leases for 1999, 1998, and 1997 was $4.6 million, $2.4 million, and $465,000, respectively.


7.  INCOME TAXES

         Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

         For financial reporting purposes, income before income taxes includes the following components:

                                                       Year Ended
                               ------------------------------------------------------------
                                   October 2,            October 3,         September 27,
                                      1999                  1998                1997
                               -------------------    -----------------    ----------------
Domestic                                  $11,196              $18,939             $13,176
Costa Rica                                  1,507               (1,791)                 --
Australia                                     910                   83                  --
Other foreign                                 240                   52                  --
                               -------------------    -----------------    ----------------
                                          $13,853              $17,283             $13,176
                               ===================    =================    ================


         The components of the income tax provision (benefit) are as follows:

                                                                   Year Ended
                                              ----------------------------------------------------------
                                                 October 2,          October 3,         September 27,
                                                    1999                1998                 1997
                                              -----------------    ----------------    -----------------
Current:
   Federal                                           $ (1,169)              $4,132               $4,143
   Australia                                              328                   41                   --
   Other foreign                                           50                  (2)                   --
   State                                                   43                  340                  378
                                              -----------------    ----------------    -----------------
                                                         (748)               4,511                4,521
Deferred:
   Federal                                              5,919                1,962                  365
   State                                                  431                    8                   21
                                              -----------------    ----------------    -----------------
                                                        6,350                1,970                  386
                                              -----------------    ----------------    -----------------
                                                       $5,602               $6,481               $4,907
                                              =================    ================    =================


         The reconciliation of income taxes computed at the U.S. Federal statutory tax rate to the Company's income tax provision is as follows:

                                                                      Year Ended
                                              ----------------------------------------------------------
                                                 October 2,          October 3,         September 27,
                                                    1999                1998                 1997
                                              -----------------    ----------------    -----------------

Income tax expense at Federal
   statutory rate (34% in 1999,
   35% in 1998 and 34% in 1997)                          $4,710             $6,049               $4,480
State taxes, net of Federal tax benefit                     474                221                  348
Income (losses) of foreign subsidiaries                   (170)                628                   --
Amortization of goodwill                                    420                154                    4
Unrepatriated foreign earnings                               -               (488)                   --
Other                                                      168                (83)                   75
                                              -----------------    ----------------    -----------------
                                                        $5,602              $6,481               $4,907
                                              =================    ================    =================


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Certain of the Company's foreign subsidiaries have undistributed accumulated earnings of approximately $24.9 million, as adjusted for U.S. tax purposes at October 2, 1999. No U.S. tax has been provided on the undistributed earnings because the Company intends to indefinitely reinvest such earnings in the foreign operations. The amount of the unrecognized deferred tax liability associated with the undistributed earnings that have not been previously taxed in the U.S. was approximately $5.3 million at October 2, 1999. If earnings are repatriated, foreign tax credits can offset a portion of the U.S. tax on such earnings.

         The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 2, 1999 and October 3, 1998 are presented below:

                                                                              Year Ended
                                                                ---------------------------------------
                                                                    October 2,            October 3,
                                                                       1999                  1998
                                                                   ---------------    -----------------
             Deferred tax assets:
                 Inventory                                                $2,858               $2,801
                 Accounts receivable                                         825                  257
                 U.S. Federal NOL carryforwards                            5,739                6,924
                 U.S. State NOL carryforwards                                111                    -
                 Foreign NOL carryforwards                                 2,344                1,862
                 Tax credits                                                 802                  857
                 Accrued exit costs - U.S.                                 5,698                3,697
                 Accrued exit costs - foreign                              1,959                2,174
                 Other accrued expenses and reserves                       1,962                3,115

             Deferred tax liabilities:
                 Depreciation                                             (2,296)              (2,177)
                 Unrepatriated foreign earnings                                 -              (4,291)
                 Trademarks                                               (5,330)              (5,514)
                 Other items                                              (3,283)              (2,859)
                                                                   ---------------    -----------------
             Net deferred tax asset                                       11,389                6,846
             Valuation allowance                                          (2,591)              (2,591)
                                                                   ---------------    -----------------
             Deferred tax asset, net of valuation allowance               $8,798               $4,255
                                                                   ===============    =================

             Classified as follows:
                 Current asset                                           $10,732               $9,372
                 Non-current asset                                           926                    -
                 Non-current liability                                    (2,860)              (5,117)
                                                                   ---------------    -----------------
                                                                          $8,798               $4,255
                                                                   ===============    =================

         A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended October 2, 1999 and October 3, 1998, management determined that respective valuation allowances of $2.6 million and $2.6 million, respectively, were necessary to reduce the deferred tax assets relating to certain foreign net operating loss carryforwards, capital loss carryforwards, foreign tax credit carryforwards and other accruals not expected to result in a future realizable benefit.

         At October 2, 1999, the Company's United Kingdom subsidiary had a foreign operating loss of $3.8 million which carries forward indefinitely. For domestic purposes, the Company has Federal net operating loss carryforwards for tax purposes of approximately $16.2 million which will expire as follows: $4.6 million in 2009, $3.3 million in 2011, and $8.3 million in 2017. The net operating loss carryforwards will be subject to certain tax law provisions that limit the utilization of net operating losses that were generated in pre-acquisition years and were acquired through changes in ownership. These limitations were considered during management's evaluation of the need for a valuation allowance. The Company has AMT credit carryforwards of $298,000 which carry forward indefinitely. In addition, the Company has foreign tax credit carryforwards of approximately $504,000 to offset future U.S. taxes on repatriated foreign income. These foreign tax credit carryforwards expire in 2001.


8.  ACQUISITION OF SAVANE INTERNATIONAL CORP.

         The Company completed the acquisition of Savane on June 10, 1998. The total purchase price, including cash paid for common stock acquired, cash paid for the fair value of outstanding stock options, and fees and expenses less cash acquired amounted to $90.8 million.

         The acquisition has been accounted for using the purchase method of accounting and the Savane results of operations have been included in the consolidated statements of income since the acquisition date. The fair value of identifiable tangible and intangible net assets acquired, including cash acquired of $9.3 million, was $57.6 million. The purchase price in excess of net assets acquired of $42.5 million was allocated to goodwill. The goodwill is being amortized over a period of 30 years.

         Subsequent to the acquisition, the Company began performing a thorough analysis of Savane's operations and developed a plan to exit certain activities and terminate certain personnel. The major activities to date include, among other things, elimination of redundant personnel, closure of two manufacturing facilities in Costa Rica, closure of a manufacturing facility and an inventory consolidation warehouse in Mexico, disposal of a chain of 32 retail stores, closure of a storage facility in Texas, and the disposal of certain equipment and other non-operating assets. As of October 2, 1999, the Company has accrued approximately $6.0 million related to exit costs which primarily consist of estimated lease termination costs and related expenses. The activity in the exit accruals during the years were as follows:

                                                            Year Ended
                                              ---------------------------------------
                                                October 2,            October 3,
                                                   1999                  1998
                                              ----------------    -------------------

Beginning balance                                     $7,267                 $    --
Adjustments to cost of Savane                          7,884                 10,666
Reductions/payments                                   (9,121)                (3,399)
                                              ================    ===================
Ending balance                                        $6,030                $ 7,267
                                              ================    ===================

         The two manufacturing facilities in Costa Rica, including other movable assets, are included in other assets. The Company has valued these assets held for sale at an estimated net realizable value of $2.0 million based on local market conditions and expects to dispose of these assets by the end of Fiscal 2000.

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


                                                                     Year Ended
                                                       -----------------------------------------
                                                          October 3,           September 27,
                                                             1998                   1997
                                                       -----------------     -------------------

            Net sales                                          $448,795                $425,411
            Net income (loss)                                    (3,184)                   (898)
            Earnings (loss) per share-basic
            and diluted share                                     (0.43)                  (0.15)



9.  COMMITMENTS AND CONTINGENCIES

         As of October 2, 1999, the Company had approximately $14.7 million of outstanding trade letters of credit with various expiration dates through April 2000.

         The Company is not involved in any legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's business, financial position or results of operations.


10.  EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

         The Company has two separate 401(k) profit sharing plans under which all domestic employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually and is employed as of December 31 of each plan year. For 1999, 1998, and 1997, the Company, recorded expenses of $585,000, $264,000, and $114,000 respectively, related to these plans.


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

           The Company's policy is to fund accrued pension cost when such costs are deductible for tax purposes. Net periodic pension cost for the years ended October 2, 1999 and October 3, 1998, included the following components:


                                                                        October 2,           October 3,
                                                                           1999                 1998
                                                                     -----------------    -----------------

Service cost-benefits earned during the period                                  $ 37                 $ 36
Interest cost on projected benefit obligation                                    555                  516
Estimated return on plan assets                                                 (786)                (711)
Net amortization and deferral                                                    124                   61
                                                                     -----------------    -----------------
    Net periodic pension cost                                                   $(70)                $(98)
                                                                     =================    =================


           The following table sets forth the funded status of the defined benefit plan:

                                                                        October 2,          October 3,
                                                                           1999                1998
                                                                     -----------------    ----------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION:
Accumulated benefit obligation                                                 $7,938              $8,258

Projected benefit obligation                                                    7,938               8,258
Plan assets at market value                                                     8,362               8,335
                                                                     -----------------    ----------------
    Funded status                                                                 424                  77
Unrecognized transition liability being recognized over
    average future service of plan participants                                   207                 274
Unrecognized net loss from past experience different from
    that assumed and effects of changes in assumptions                          1,375               1,517
                                                                     -----------------    ----------------

    Prepaid expense                                                            $2,006              $1,868
                                                                     =================    ================


           The following table provides a reconciliation of beginning and ending balances of the benefit obligation of the defined benefit plan:

                                                                        October 2,          October 3,
                                                                           1999                1998
                                                                     -----------------    ----------------
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation, beginning of year                                $8,258              $7,824
Service cost                                                                       37                  36
Interest cost                                                                     555                 516
Benefits paid                                                                   (707)               (597)
Actuarial (gain) loss                                                           (205)                 479
                                                                     -----------------    ----------------
Projected benefit obligation, end of year                                      $7,938              $8,258


           The following table provides a reconciliation of the beginning and ending balances of the fair value of plan assets of the defined benefit plan:

                                                                        October 2,          October 3,
                                                                           1999                1998
                                                                     -----------------    ----------------
CHANGE IN PLAN ASSETS:
Plan assets at fair value, beginning of year                                   $8,335              $8,371
Actual return on plan assets                                                      666                 466
Company contribution                                                               68                  95
Benefits paid                                                                   (707)               (597)
                                                                     -----------------    ----------------
Plan assets at fair value, end of year                                         $8,362              $8,335


           In determining the benefit obligations and service cost of the Company's defined benefit plan, a weighted average discount rate and an expected long-term rate of return on plan assets of 7.5% and 9.5%, respectively, were used for 1999, and 7.0% and 9.5%, respectively, were used for 1998.


11.  STOCK OPTION PLANS

           In December 1996 and January 1997, the Board of Directors granted to key members of management, non-qualified options to purchase 60,750 shares of common stock of the Company at an exercise price of $10.50 per share, its estimated fair value at the date of grant.

           The Board of Directors has adopted two stock option plans, which became effective on October 28, 1997. The Employee Stock Option Plan (the Employee Plan) and the Non-Employee Director Stock Option Plan (the Director
Plan) reserve 1,200,000 shares of common stock for future issuance under the plans. The per share exercise price of each stock option granted under the plans will be equal to the quoted fair market value of the stock on the date of grant, except in the case of a more than 10% shareholder which grants are priced at 110% of fair market value of the stock on the date of grant.

           There are 691,015 options granted which have ten year terms and vest at the rate of 33-1/3% per year on each anniversary of the date of grant, 97,100 shares that have ten year terms and vested 100% on the date of grant, and 20,518 options granted which have five year terms and vest at the rate of 33-1/3% per year on each anniversary of the date of grant

           The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," (Statement 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

           Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rate of 6.1% and 4.0%; a dividend yield of 0% and 0%; volatility factor of the expected market price of the Company's common stock of .87 and .92; and a weighted-average expected life of the option of seven years and eight years.

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation model require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1999 and 1998 is (in thousands except for earnings per share information):


                                                                               Year Ended
                                                        ---------------- -- ----------------- -- ----------------
                                                        October 2, 1999        October 3,         September 27,
                                                                                  1998                1997
                                                        ----------------    -----------------    ----------------

              Pro forma net income                           $6,352               $10,235              $8,230
              Pro forma earnings per share - basic            $0.83                 $1.37               $1.37
              Pro forma earnings per share - diluted          $0.81                 $1.36               $1.37


           A summary of the Company's stock option activity, and related information follows:

                                                       1999                                    1998
                                       -------------------------------------     ---------------------------------
                                                              Weighted                          Weighted Average
                                                               Average                           Exercise Price
                                                           Exercise Price                          Per Share
                                          Options             Per Share           Options
                                       --------------     ------------------     ----------    -------------------

Outstanding-beginning of year                485,700                 $13.53         60,750                 $10.50
Granted                                      382,600                  19.55        451,900                  13.84
Exercised                                   (19,035)                  11.78             --                     --
Canceled/expired                            (40,632)                  15.88       (26,950)                  11.88
                                       ==============     ==================     ==========    ===================
Outstanding-end of year                      808,633                 $16.24        485,700                 $13.53
                                       ==============     ==================     ==========    ===================

Weighted-average fair value of
   options granted during the year                                   $12.64                                 $5.17


           The exercise price range of outstanding and exercisable options follows:

  Outstanding         Exercisable          Exercise Price
    Options             Options            Range Per Share
-----------------    --------------    ------------------------

         248,133            95,152             $10.25 - $12.00
         260,400            67,802             $13.20 - $16.88
         202,600            63,102             $16.94 - $20.88
          97,500            20,834             $21.50 - $27.75
=================    ==============
         808,633           246,890
=================    ==============

           The weighted-average remaining contractual life of the outstanding options is eight years.

12.  QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the unaudited quarterly results of operations:

                                                                          Net           Net Income (Loss)
                                          Net            Gross           Income                Per
                                         Sales          Profit           (Loss)          Share - Diluted
                                      ------------    ------------    -------------    --------------------
Year Ended October 2, 1999
    First Quarter                         $94,186         $27,296          $ 2,331                   $0.30
    Second Quarter                        110,709          31,513            4,001                    0.51
    Third Quarter                         110,544          29,623            3,275                    0.42
    Fourth Quarter                        105,252          29,490           (1,356)                  (0.18)

Year Ended October 3, 1998
    First Quarter                         $35,094          $8,070           $1,305                   $0.18
    Second Quarter                         47,373          11,701            3,253                    0.43
    Third Quarter                          69,823          17,949            3,090                    0.40
    Fourth Quarter                        111,686          31,169            3,154                    0.41


         During the fourth quarter of Fiscal 1999, the Company concluded that it would not proceed with the implementation of the SAP enterprise wide software package. The Company reached a mutually acceptable business resolution with SAP. As a result of these circumstances, the Company recorded a pre-tax charge of $4.0 million in September 1999 to write off the remaining costs associated with the project.


13.  SEGMENT AND GEOGRAPHIC INFORMATION

         On October 4, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 established interim and annual reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has one reportable segment, the design, sourcing and marketing of sportswear apparel. The information for this segment is the information used by the Company's chief operating decision-maker to evaluate operating performance. International sales represented approximately 8.3%, 4.8%, and 0.0% of net sales for the years ended October 2, 1999, October 3, 1998, and September 27, 1997, respectively. No foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented. Long-term assets of international operations represent approximately 1.9% and 2.0% of the Company's long-term assets for Fiscal 1999 and 1998, respectively.

         In Fiscal 1999, two customers accounted for approximately 14% and 12% of sales in the United States. In Fiscal 1998, two customers accounted for approximately 24% and 11% of sales in the United States. In Fiscal 1997, three customers accounted for approximately 29%, 19%, and 11% of sales in the United States.


14.  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL

           The Notes (see Note 5) are jointly and severally guaranteed by the Company's domestic subsidiaries. The wholly-owned foreign subsidiaries are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes except for their local overdraft facility and capital lease obligations.

           The following is the supplemental combined condensed balance sheets as of October 2, 1999 and October 3, 1998 and the supplemental combined condensed statement of operations and cash flows for the three years ended October 2, 1999. The only intercompany eliminations are the normal intercompany sales, borrowing and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                                                                       Year Ended October 2, 1999
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statements of Operations                       Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              ---------    -------------    ------------     -------------    --------------
Net sales                                     $167,443         $218,532         $40,807           $(6,091)         $420,691
Gross profit                                    40,491           65,126          12,305                --           117,922
Operating income                                10,081           22,333             998                --            33,412
Interest, income taxes and other, net            6,464           19,483          (1,280)              494            25,161
Net income                                       3,617            2,850           2,278              (494)            8,251


                                                                       Year Ended October 3, 1998
                                              -----------------------------------------------------------------------------
                                                                               Non-
                                               Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $174,839          $76,694         $15,690          ($3,247)         $263,976
Gross profit                                    41,595           24,572           2,722                --           68,889
Operating income (loss)                         18,133            9,319         (1,767)                --           25,685
Interest, income taxes and other, net            9,070            6,686            (77)             (796)           14,883
Net income (loss)                                9,063            2,633         (1,690)               796           10,802



                                                                     Year Ended September 27, 1997
                                              -----------------------------------------------------------------------------
                                                                               Non-
                                               Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              ---------    -------------    ------------     -------------    --------------

Net sales                                     $151,555             $324            $ --           $ (187)          $151,692
Gross profit                                    36,124              118              --             (187)            36,055
Operating income                                16,582               30              --                --            16,612
Interest, income taxes and other, net            8,330               13              --                --             8,343
Net income                                       8,252               17              --                --             8,269

                                                                              October 2, 1999
                                                -------------------------------------------------------------------------------
                                                                              Non-Guarantor
Balance Sheets                                   Parent        Guarantor      Subsidiaries
                                                  Only        Subsidiaries                    Eliminations      Consolidated
                                                ----------    ------------    -------------   -------------    ----------------
ASSETS
Cash                                              $   90           $   28          $ 1,489         $    --             $ 1,607
Accounts receivable                               28,502           42,736            6,295         (1,308)              76,225
Inventories                                       22,958           38,354           10,869              --              72,181
Other current assets                              12,800           11,817              443              --              25,060
                                                ----------    ------------    -------------   -------------    ----------------
       Total current assets                       64,350           92,935           19,096         (1,308)             175,073

Property and equipment, net                       22,762           12,782            6,641              --              42,185
Other assets                                     152,391           57,062            5,520       (142,909)              72,064
                                                ----------    ------------    ------------    -------------   -----------------
       Total asset                              $239,503         $162,779          $31,257      $(144,217)            $289,322
                                                ==========    ============    =============   =============    ================

LIABILITIES  AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities         $20,886          $26,843           $6,420       $ (1,308)             $52,841
Current installments of long-term debt and
    obligations under capital leases                 619            1,565                7              --               2,191
                                                ----------    ------------    -------------   -------------    ----------------
       Total current liabilities                  21,505           28,408            6,427         (1,308)              55,032
Long-term debt and noncurrent installments of
    obligations under capital leases             163,876            4,827               --              --             168,703
Other noncurrent liabilities                          69            5,664               31              --               5,764
Shareholders' equity                              54,053          123,880           24,799       (142,909)              59,823
                                                ----------    ------------    -------------   -------------
       Total liabilities and                    $239,503         $162,779          $31,257      $(144,217)            $289,322
    shareholders'equity
                                                ==========    ============    =============   =============    ================


                                                                            October 3, 1998
                                              ----------------------------------------------------------------------------
                                                                            Non-Guarantor
Balance Sheets                                 Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations     Consolidated
                                              ---------    -------------    ------------    -------------    -------------
ASSETS
Cash                                           $   120           $  631         $ 1,346          $    --          $ 2,097
Accounts receivable,                            31,655           35,120           6,362            (782)           72,355
Inventories                                     26,354           46,717          11,028               --           84,099
Other current assets                             3,205           11,534             777            (470)           15,046
                                              ---------    -------------    ------------    -------------    -------------
       Total current assets                     61,334           94,002          19,513          (1,252)          173,597

Property and equipment, net                     22,584           22,288           7,125               --           51,997
Other assets                                   175,100          109,078         (2,909)        (209,387)           71,882
                                              ---------    -------------    ------------    ------------     -------------
       Total assets                           $259,018         $225,368         $23,729       $(210,639)         $297,476
                                              =========    =============    ============    =============    =============

LIABILITIES  AND SHAREHOLDERS' EQUITY
Current installments of long-term debt and
    obligations under capital leases           $   587          $ 2,505           $  --          $    --          $ 3,092
Accounts payable and accrued liabilities        24,422           33,410           6,529          (1,253)           63,108
                                              ---------    -------------    ------------    -------------    -------------
       Total current liabilities                25,009           35,915           6,529          (1,253)           66,200
Long-term debt and noncurrent installments
    of obligations under capital leases        184,488           62,334           2,267         (77,595)          171,494
Other noncurrent liabilities                       384            8,154             280               --            8,818
Shareholders' equity                            49,137          118,965          14,653        (131,791)           50,964
                                              ---------    -------------    ------------    -------------    -------------
       Total liabilities and shareholders'
       equity                                 $259,018         $225,368         $23,729       $(210,639)         $297,476
                                              =========    =============    ============    =============    =============


                                                                         Year Ended October 2, 1999
                                                ------------------------------------------------------------------------------
                                                                                  Non-
Statements of Cash Flows                         Parent        Guarantor       Guarantor
                                                  Only        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                ----------    -------------   -------------    --------------   --------------

Net cash provided (used) by operating
activities                                       $13,114          $ 8,692          $ (39)          $(3,607)          $18,160
Net cash used by investing activities            (12,108)          (3,415)           (554)             1,277         (14,800)
Net cash provided (used) by financing             (1,037)          (5,880)             737             2,330          (3,850)
activities
Net increase (decrease) in cash                      (31)            (603)             144                --            (490)
Cash, beginning of year                              120              630            1,347                --            2,097
Cash, end of year                                     89               27            1,491                --            1,607



                                                                         Year Ended October 3, 1998
                                                ------------------------------------------------------------------------------
                                                                                  Non-
                                                 Parent        Guarantor       Guarantor
                                                  Only        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                ----------    ------------    -------------    -------------    --------------

Net cash provided (used) by operating
activities                                       $ 2,117        $(1,396)         $(3,119)           $  796         $ (1,602)
Net cash used by investing activities           (104,120)        (1,106)            (211)            9,327          (96,110)
Net cash provided (used) by financing            101,999         (2,761)           1,251              (796)          99,693
activities
Net increase (decrease) in cash                       (4)        (5,263)          (2,079)            9,327            1,981
Cash, beginning of year                              124          5,893            3,426            (9,327)             116
Cash, end of year                                    120            630            1,347               --             2,097





                                                                        Year Ended September 27, 1997
                                                ------------------------------------------------------------------------------
                                                                                  Non-
                                                 Parent        Guarantor       Guarantor
                                                  Only        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                ----------    ------------    -------------    -------------    --------------

Net cash provided (used) by operating
activities                                        $ 6,995          $ (44)            $  --            $  --           $ 6,951
Net cash used by investing activities             (5,082)             (2)               --               --            (5,084)
Net cash used by financing activities             (2,012)              --               --               --            (2,012)
Net decrease in cash                                 (99)            (46)               --               --              (145)
Cash, beginning of year                              209              52                --               --               261
Cash, end of year                                    110               6                --               --               116



                                                 TROPICAL SPORTSWEAR INT'L CORPORATION

                                                              SCHEDULE II
                                                   VALUATION AND QUALIFYING ACCOUNTS
                                                            (In Thousands)

Reserve for returns and allowances:

                                                     Additions
                                           ------------------------------
                           Balance at      Charged to       Charged to                          Balance
                           Beginning        Costs and          Other                            at End
                           of Period        Expenses        Accounts(1)       Deductions       of Period
                          -------------    ------------    --------------    -------------    ------------

Year Ended:

September 27, 1997                $524          $2,457              $---           $2,334            $647
                                  ====          ======              ====           ======            ====

October 3, 1998                   $647          $4,697              $985           $5,043          $1,286
                                  ====          ======              ====           ======          ======

October 2, 1999                 $1,286          $1,286              $---             $---          $2,572
                                ======          ======              ====             ====          ======




Reserve for excess and slow-moving inventory:

                                                     Additions
                                           ------------------------------
                           Balance at      Charged to       Charged to                          Balance
                           Beginning        Costs and          Other                            at End
                           of Period        Expenses        Accounts(1)       Deductions       of Period
                          -------------    ------------    --------------    -------------    ------------

Year Ended:

September 27, 1997              $2,200            $756              $---             $756          $2,200
                                ======            ====              ====             ====          ======

October 3, 1998                 $2,200            $800           $10,336           $5,192          $8,144
                                ======            ====           =======           ======          ======

October 2, 1999                 $8,144            $623              $---          $3,958           $4,809
                                ======            ====              ====          =======          ======



Deferred tax asset valuation allowance:

                                                     Additions
                                           ------------------------------
                           Balance at      Charged to       Charged to                          Balance
                           Beginning        Costs and          Other                            at End
                           of Period        Expenses        Accounts(1)       Deductions       of Period
                          -------------    ------------    --------------    -------------    ------------

Year Ended:

September 27, 1997                $---            $---              $---             $---            $---
                                  ====            ====              ====             ====            ====

October 3, 1998                   $---            $---            $2,591             $---          $2,591
                                  ====            ====            ======             ====          ======

October 2, 1999                 $2,591            $---              $---             $---          $2,591
                                ======            ====              ====             ====          ======


(1)   Represents balance acquired as a result of the acquisition of Savane International Corp. on June 10, 1998.


                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 29th day of December, 1999.

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

              Signature                               Title                                   Date

         /s/  William W. Compton                Chairman of the Board                 December 30, 1999
         William W. Compton                     Chief Executive Officer
                                                and Director (Principal Executive
                                                Officer)

         /s/  Michael Kagan                     Executive Vice President,             December 30, 1999
         Michael Kagan                          Chief Financial Officer,
                                                Secretary and Director
                                                (Principal Financial Officer)

         /s/  N. Larry McPherson                Executive Vice President              December 30, 1999
         N. Larry McPherson                     and Treasurer (Principal
                                                Accounting Officer)

         /s/  Jesus Alvarez-Morodo              Director                              December 30, 1999
         Jesus Alvarez-Morodo

         /s/ Eloy S. Vallina-Laguera            Director                              December 30, 1999
         Eloy S. Vallina-Laguera

         /s/  Leslie J. Gillock                 Director                              December 30, 1999
         Leslie J. Gillock

         /s/  Donald H. Livingstone             Director                              December 30, 1999
         Donald H. Livingstone

         /s/  Leon H. Reinhart                  Director                              December 30, 1999
         Leon H. Reinhart

         /s/  Charles J. Smith                  Director                              December 30, 1999
         Charles J. Smith


Index to Exhibits



Exhibit
Number                                    Description

   *2.1 Agreement and Plan of Merger dated May 1, 1998 among Tropical Sportswear Int'l Corporation, Foxfire Acquisition Corp. and Farah Incorporated (filed as Exhibit (c)(1) to Tropical Sportswear Int'l Corporation's Schedule 14D-1 filed May 8, 1998).
   *3.1 Amended and Restated Articles of Incorporation of Tropical Sportswear Int'l Corporation (filed as Exhibit 3.1 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K filed January 4, 1999).
   *3.2 Amended and Restated By-Laws of Tropical Sportswear Int'l Corporation (filed as Exhibit 3.2 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   *4.1           Specimen  Certificate  for  the   Common  Stock  of   Tropical
                  Sportswear Int'l Corporation (filed as Exhibit 4.1 to Amendment No. 1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed October 2, 1997).
   *4.2 Shareholders' Agreement dated as of September 29, 1997 among Tropical Sportswear Int'l Corporation, William W. Compton,
                  the Compton Family Limited Partnership, Michael Kagan, the Kagan Family Limited Partnership, Shakale Internacional, S.A. and Accel, S.A. de C.V. (filed as Exhibit 4.2 to Amendment No. 1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed October 2, 1997).
   *4.3 Indenture dated as of June 24, 1998 among Tropical Sportswear Int'l Corporation, the Subsidiary Guarantors named therein, and SunTrust Bank, Atlanta, as trustee (filed as Exhibit 4.4 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   *4.4 Shareholder Protection Rights Agreement, dated as of November 13, 1998, between Tropical Sportswear Int'l Corporation and Firstar Bank Milwaukee, N.A. (which includes as Exhibit B thereto the Form of Right Certificate) (filed as Exhibit 99.1 of Tropical Sportswear Int'l Corporation's Form 8-K dated November 13, 1998).
   *10.1 Loan Agreement dated as of May 28, 1999 between Tropical Sportswear Int'l Corporation and NationsBank N.A. (filed as
                  Exhibit 10.1 to Tropical Sportswear Int'l Corporation's Quarterly Report on Form 10-Q filed August 12, 1999).
   *10.2 Retail - Domestic Collection Factoring Agreement dated October 1, 1995, between Heller Financial Inc. and Tropical Sportswear Int'l Corporation (filed as Exhibit 10.3 of Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).

Exhibit
Number                                    Description

   *10.3 Factoring Agreement dated as of June 9, 1998 between NationsBanc Commercial Corporation and Farah Incorporated (filed as Exhibit 10.3 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-4 filed August 20, 1998).
   *10.4 Loan and Security Agreement dated June 10, 1998 (the "Loan and Security Agreement") among Tropical Sportswear Int'l Corporation, Tropical Sportswear Company, Inc., Savane International Corp. and Apparel Network Corporation, as borrowers, the Lenders named therein and Fleet Capital Corporation, as agent (filed as Exhibit 10.4 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-4 filed August 20, 1998).
   *10.5 First Amendment to the Loan and Security Agreement dated July 9, 1998 (filed as Exhibit 10.5 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-4 filed August 20, 1998).
   *10.6 Employment Agreement effective November 3, 1997 between William W. Compton and Tropical Sportswear Int'l Corporation (filed as Exhibit 10.4 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K filed December 23,
                  1997).
   *10.7 Employment Agreement effective November 3, 1997 between Michael Kagan and Tropical Sportswear Int'l Corporation (filed as Exhibit 10.5 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K filed December 27, 1997).
   *10.8 Employment Agreement effective November 3, 1997 between Richard J. Domino and Tropical Sportswear Int'l Corporation (filed as Exhibit 10.6 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K filed December 27,
                  1997).
   *10.13         Employment  Agreement  dated June 9, 1998  between  Michael R.
                  Mitchell and Farah Incorporated (filed as Exhibit 10.14 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   *10.16         Employee  Stock  Option  Plan  of  Tropical  Sportswear  Int'l
                  Corporation as amended (filed as Exhibit 99.1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-8 filed October 28, 1999).
   *10.17 Non-Employee Director Stock Option Plan of Tropical Sportswear Int'l Corporation (filed as Exhibit 10.8 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   *10.18 Amended and Restated Farah Savings and Retirement Plan as of January 1, 1991 (filed as Exhibit 10.125 to Farah Incorporated's Annual Report on Form 10-K filed November 6,
                  1992).

Exhibit
Number                                    Description

   *10.19         Addendum to Amended and Restated Farah Savings and  Retirement
                  Plan dated August 22, 1997 (filed as Exhibit 10.20 to Tropical
                  Sportswear Int'l  Corporation's  Form  S-4  filed  August  20,
                  1998).
   *10.20         Amended and Restated Farah U.S.A. Bargaining Unit Pension Plan
                  dated  December  31,  1994,  effective  as of  January 1, 1990
                  (filed  as  Exhibit   10.21  to  Tropical   Sportswear   Int'l
                  Corporation's Form S-4 filed August 20, 1998).
   *10.21         Amendment to the Amended and Restated Farah U.S.A.  Bargaining
                  Unit  Pension  Plan dated  December 13, 1995 (filed as Exhibit
                  10.22 to  Tropical  Sportswear  Int'l  Corporation's  Form S-4
                  filed August 20, 1998).
   *10.22         Apparel  International  Group,  Inc.  1996  Stock  Option Plan
                  (filed  as  Exhibit   10.9   to   Tropical   Sportswear  Int'l
                  Corporation's Registration  Statement on Form S-1 filed August
                  15, 1997).
   *10.23         Second  Amendment  dated  August 27, 1998 to Loan and Security
                  Agreement (filed as Exhibit 10.23 to Tropical Sportswear Int'l
                  Corporation's Quarterly Report on Form 10-Q filed February 16,
                  1999).
   *10.24         Third  Amendment  dated December 31, 1998 to Loan and Security
                  Agreement (filed as Exhibit 10.24 to Tropical Sportswear Int'l
                  Corporation's Quarterly Report on Form 10-Q filed February 16,
                  1999).
    10.25         Fourth Amendment  dated  May  21, 1999  to  Loan  and Security
                  Agreement (filed herewith).
   *10.26         Fifth  Amendment  dated  July 16,  1999 to Loan  and  Security
                  Agreement (filed as Exhibit 10.2 to Tropical  Sportswear Int'l
                  Corporation's  Quarterly  Report on Form 10-Q filed August 12,
                  1999).
   *10.27         First  Amendment  dated July 19, 1999 to Loan  Agreement  with
                  NationsBank N.A. (filed as Exhibit 10.3 to Tropical Sportswear
                  Int'l Corporation's Quarterly Report on Form 10-Q filed August
                  12, 1999).
    10.28         Sixth  Amendment  dated  October 28, 1999 to Loan and Security
                  Agreement with Fleet  Capital  Corporation  (filed  herewith).
    10.29         Seventh  Amendment  dated  November  12,  1999  to  Loan   and
                  Security  Agreement  with  Fleet  Capital   Corporation (filed
                  herewith).
    10.30         Second  Amendment dated  November 12, 1999  to  Loan Agreement with  NationsBank N.A. (filed  herewith).
    10.31         Third  Amendment  dated  August  24,  1998  to Retail-Domestic
                  Collection Factoring  Agreement between Heller Financial, Inc.
                  and Tropical Sportswear Int'l Corporation (filed herewith).
   *21.1          Subsidiaries  of  the  Registrant  (filed  as Exhibit  21.1 to
                  Tropical  Sportswear   Int'l   Corporation's   Form S-4  filed
                  August 20, 1998).
    23.1          Consent of Ernst & Young LLP (filed herewith).
   *24.1          Power of Attorney (included in Part IV of the Form 10-K).
    27.1          Financial Data Schedule (filed herewith).


*  Indicates document incorporated herein by reference.