Form 10-Q
period 2000-01-01
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2000-02-14
CIK 1044324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 1, 2000

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from             to

Commission File Number                      0-23161


                      Tropical Sportswear Int'l Corporation
             (Exact name of registrant as specified in its charter)

                Florida                                    59-3424305
      (State or other jurisdiction of                   I.R.S. Employer
      incorporation or organization)                   Identification No.

      4902 W. Waters Avenue, Tampa, FL                    33634-1302
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (813) 249-4900


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

As of February 4, 2000 there were 7,623,690 shares of the registrant's Common Stock outstanding.

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

Item 3     Quantitative and Qualitative Disclosures About Market Risk


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



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                      TROPICAL SPORTSWEAR INT'L CORPORATION
                                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                   (UNAUDITED)
                                                     (In thousands, except per share amounts)
                                                          Thirteen           Thirteen
                                                        Weeks Ended        Weeks Ended
                                                         January 1,         January 2,
                                                            2000              1999
                                                    ------------------  ---------------

Net sales                                                   $ 101,675         $ 94,186
Cost of goods sold                                             72,073           66,890
                                                    ------------------  ---------------
Gross profit                                                   29,602           27,296
Selling, general and administrative
    Expenses                                                   20,020           18,888
Severance cost                                                  1,006               --
charge
                                                    ------------------  ---------------
Operating income                                                8,576            8,408
Other expense:
Interest expense                                                4,282            4,573
Other, net                                                        371              113
                                                    ------------------  ---------------
                                                                4,653            4,686

Income before income taxes                                      3,923            3,722
Provision for income taxes                                      1,575            1,391
                                                    ------------------  ---------------
Net income                                                   $  2,348         $  2,331

Foreign currency translation                                    (307)               79
                                                    ------------------  ---------------

Comprehensive income                                          $ 2,041         $  2,410
                                                    ==================  ===============

Net income per common share:
    Basic                                                       $0.31            $0.31
                                                    ==================  ===============
    Diluted                                                     $0.30            $0.30
                                                    ==================  ===============



                             See accompanying notes.


                      TROPICAL SPORTSWEAR INT'L CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                January 1,          October 2,
                                                                                  2000                1999
                                                                            -----------------   -----------------
                    ASSETS

          Current Assets:
             Cash                                                                 $   3,225            $   1,607
             Accounts receivable                                                     71,049               76,225
             Inventories                                                             71,118               72,181
             Deferred income taxes                                                   10,732               10,732
             Prepaid expenses and other current assets                                7,283               14,328
                                                                            -----------------   -----------------
                         Total current assets                                       163,407              175,073

          Property & equipment net - at cost                                         42,487               42,185
          Intangible assets, including trademarks and goodwill                       54,853               55,335
          Other assets                                                               16,565               16,729
                                                                            -----------------   -----------------
                         Total assets                                             $ 277,312            $ 289,322
                                                                            =================   =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities:
             Accounts payable and accrued expenses                                $  48,012            $  52,841
             Current portion of long-term debt and capital leases                     2,443                2,191
                                                                            -----------------   -----------------
                         Total current liabilities                                   50,455               55,032

          Long-term debt and capital leases                                         159,172              168,703
          Deferred income taxes                                                       2,860                2,860
          Other non-current liabilities                                               2,921                2,904
                                                                            -----------------   -----------------
                           Total liabilities                                        215,408              229,499

          Shareholders' equity:
             Preferred stock                                                              -                    -
             Common stock                                                                76                   76
             Additional Paid in Capital                                              17,575               17,535
             Accumulated other comprehensive income                                     124                  431
             Retained earnings                                                       44,129               41,781
                                                                            -----------------   -----------------
                         Total shareholders' equity                                  61,904               59,823
                                                                            -----------------   -----------------

                         Total liabilities and shareholders' equity               $ 277,312            $ 289,322
                                                                            =================   =================


                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                         Thirteen              Thirteen
                                                                        Weeks Ended           Weeks Ended
                                                                        January 1,            January 2,
                                                                           2000                  1999
                                                                     ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                      $ 2,348              $  2,331
Adjustments to reconcile net income to net cash
         used in operating activities:
    Depreciation and amortization                                                 2,263                 2,342
    Other, net                                                                        -                   275
Changes in operating assets and liabilities:
    Accounts receivable                                                           5,176                 1,078
    Inventories                                                                   1,062                   285
    Accounts payable and accrued expenses                                       (4,828)              (22,589)
    Prepaid expenses and other current assets                                     7,045                   912
    Other, net                                                                      122                 (629)
                                                                        ----------------     -----------------
    Net cash provided by (used in) operating activities                          13,188              (15,995)

INVESTING ACTIVITIES
Capital expenditures                                                            (2,216)               (2,951)
Other, net                                                                           50                 2,579
                                                                        ----------------     -----------------
    Net cash used in investing activities                                       (2,166)                 (372)

Financing activities:
Net change in long-term debt and capital leases                                 (9,280)                19,131
Other, net                                                                        (124)                    99
                                                                        ----------------     -----------------
Net cash provided by (used in) financing activities                             (9,404)                19,230
                                                                        ----------------     -----------------

Net increase in cash                                                              1,618                 2,863
Cash at beginning of period                                                       1,607                 2,097
                                                                        ----------------     -----------------
Cash at end of period                                                             3,225                 4,960
                                                                        ================     =================

                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       January 1, 2000 and October 2, 1999
               (In thousands, except share and per share amounts)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int'l Corporation (the "Company") includes the accounts of Tropical Sportswear Int'l Corporation and its subsidiaries. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 1999. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim periods presented. Operating results for the thirteen weeks ended January 1, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2000.


2.       INVENTORIES

Inventories consist of the following:

                                                           January 1,          October 2,
                                                              2000                1999
                                                        ---------------    ------------------

        Raw materials                                          $9,218               $7,425
        Work in process                                        11,680               15,445
        Finished goods                                         50,220               49,311
                                                        ---------------    ------------------
                                                              $71,118              $72,181
                                                        ===============    ==================

3.       DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                           January 1,          October 2,
                                                              2000                1999
                                                        ---------------    ------------------

        Revolving credit line                                 $41,823               $53,506
        Real estate loan                                       13,174                10,691
        Senior subordinated notes                             100,000               100,000
        Other                                                   6,618                 6,697
                                                        ---------------    ------------------
                                                              161,615               170,894
        Less current maturities                                 2,443                 2,191
                                                        ---------------    ------------------
                                                             $159,172              $168,703
                                                        ===============    ==================

The Company's senior credit facility (the "Facility") provides for borrowings of up to $110 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest (9.6% at January 1, 2000) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of January 1, 2000, excluding the impact of outstanding letters of credit, an additional $52.0 million was available for borrowings under the Facility.

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                               Thirteen           Thirteen
                                             Weeks ended        Weeks ended
                                              January 1,         January 2,
                                                 2000               1999
                                            ---------------   -----------------

Numerator for basic and diluted earnings
per share:
      Net income                                    $2,348              $2,331

Denominator for basic earnings per share:
    Weighted average shares of common
        stock outstanding                        7,620,845           7,604,595

Effect of dilutive stock options using the
    treasury stock method                          108,686             280,311
                                            ---------------   -----------------

Denominator for diluted earnings per share       7,729,531           7,884,906
                                            ===============   =================

Net income per common share:
     Basic                                           $0.31               $0.31
                                            ===============   =================
     Diluted                                         $0.30               $0.30
                                            ===============   =================



5.  SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Company's Senior Subordinated Notes, due 2008 (the "Notes") are jointly and severally guaranteed by the Company's domestic subsidiaries. The wholly-owned foreign subsidiaries are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes except for their local overdraft facility and capital lease obligations.

 The following is the supplemental combining condensed balance sheet as of January 1, 2000 and the supplemental combining condensed statement of operations and cash flows for the thirteen weeks ended January 1, 2000 and the thirteen weeks ended January 2, 1999. The only intercompany eliminations are the normal intercompany sales, borrowings and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                                                                  Thirteen Weeks Ended January 1, 2000
                                              -----------------------------------------------------------------------------
                                                                            Non-Guarantor
Statement of Operations                        Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                      $35,814        $  55,819       $  10,849         $   (807)        $ 101,675
Gross profit                                     8,684           17,045           3,873                             29,602
Operating income                                 1,034            6,691             851                              8,576
Interest, income taxes and other, net            1,033            4,343             146               706            6,228
Net Income                                           1            2,348             705             (706)            2,348

                                                                  Thirteen Weeks Ended January 2, 1999
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 33,956        $  50,484       $  11,172        $  (1,426)        $  94,186
Gross profit                                     8,076           16,017           3,203                 -           27,296
Operating income (loss)                          2,526            5,480             402                 -            8,408
Interest, income taxes and other, net            1,435            2,601             211             1,830            6,077
Net income (loss)                                1,091            2,879             191           (1,830)            2,331

                                                                          As of January 1, 2000
                                              ------------------------------------------------------------------------------
                                                                             Non-Guarantor
Balance Sheet                                   Parent       Guarantor       Subsidiaries
                                                 Only       Subsidiaries                     Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                           $  1,738           $   15          $ 1,472         $     -           $ 3,225
Accounts receivable, net                         29,159           35,677            6,702           (489)            71,049
Inventories                                      25,712           35,958            9,448               -            71,118
Other current assets                              4,295           13,083              428             209            18,015
                                              -----------   -------------    -------------   -------------    --------------
         Total current assets                    60,904           84,733           18,050           (280)           163,407

Property, plant and equipment, net               23,933           11,878            6,676               -            42,487
Investment in subsidiaries and other assets     137,997           72,525            5,271       (144,375)            71,418
                                              -----------   --------------   -------------    -------------   --------------
         Total asset                           $222,834         $169,136          $29,997      $(144,655)          $277,312
                                              ===========   =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 12,124         $ 31,642          $ 4,526        $  (280)          $ 48,012
Current portion of long-term debt and
    capital                                         747            1,376              320               -             2,443
    leases                                    -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 12,871           33,018            4,846           (280)            50,455
Long-term debt and noncurrent portion of
    capital leases                              154,517            4,655                -               -           159,172
Other noncurrent liabilities                         68            5,649               64               -             5,781
Stockholders' equity                             55,378          125,814           25,087       (144,375)            61,904
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
    equity                                     $222,834         $169,136          $29,997      $(144,655)          $277,312
                                              ===========   =============    =============   =============    ==============


                                                                          As of October 2, 1999
                                              ------------------------------------------------------------------------------
                                                                             Non-Guarantor
Balance Sheet                                  Parent        Guarantor       Subsidiaries
                                                Only        Subsidiaries                     Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                            $    90          $    28          $ 1,489        $     --          $  1,607
Accounts receivable, net                         28,502           42,736            6,295         (1,308)            76,225
Inventories                                      22,958           38,354           10,869              --            72,181
Other current assets                             12,800           11,817              443              --            25,060
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      64,350           92,935           19,096         (1,308)           175,073

Property, plant and equipment, net               22,762           12,782            6,641              --            42,185
Investment in subsidiaries and other assets     152,391           57,062            5,520       (142,909)            72,064
                                              -----------   -------------    -------------   -------------    --------------
       Total asset                             $239,503         $162,779          $31,257      $(144,217)          $289,322
                                              ===========   =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities        $20,886          $26,843           $6,420       $ (1,308)          $ 52,841
Current installments of long-term debt and
    capital leases                                  619            1,565                7              --             2,191
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 21,505           28,408            6,427         (1,308)            55,032
Long-term debt and noncurrent installments
    of capital leases                           163,876            4,827               --              --           168,703
Other noncurrent liabilities                         69            5,664               31              --             5,764
Stockholders' equity                             54,053          123,880           24,799       (142,909)            59,823
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'     $239,503         $162,779          $31,257      $(144,217)          $289,322
    equity
                                              ===========   =============    =============   =============    ==============

                                                                  Thirteen Weeks Ended January 1, 2000
                                              ------------------------------------------------------------------------------
                                                                                 Non-
Statement of Cash Flows                         Parent       Guarantor        Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by operating activities      $  12,639       $   1,022         $    234         $  (707)       $   13,188
Net cash used in investing activities            (1,769)           (117)            (280)                -          (2,166)
Net cash provided by (used in) financing
activities                                       (9,232)           (907)               28              707          (9,404)
Net increase (decrease) in cash                    1,638             (2)             (18)                -            1,618
Cash, beginning of period                            100              17            1,490                -            1,607
Cash, end of period                                1,738              15            1,472                -            3,225



                                                                    Thirteen Weeks Ended January 2, 1999
                                                      ------------------------------------------------------------------------------
                                                                                         Non-
Statement of Cash Flows                                 Parent       Guarantor        Guarantor
                                                         Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                                     -----------   -------------    -------------   --------------    -------------
Net cash provided by (used in) operating activities   $ (10,484)       $ (4,156)           $2,021        $ (3,376)       $ (15,995)
Net cash provided by (used in) investing activities      (2,027)           2,231             (10)            (566)            (372)
Net cash provided by financing activities                 12,473           2,688              127            3,942           19,230
Net increase (decrease) in cash                             (38)             763            2,138                -            2,863
Cash, beginning of period                                    120             631            1,346                -            2,097
Cash, end of period                                           82           1,394            3,484                -            4,960

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen           Thirteen
                                            Weeks ended       Weeks ended
                                            January 1,         January 2,
                                               2000               1999
                                           --------------    ---------------

Net sales                                        100.0%            100.0%
Cost of goods sold                                70.9              71.0
                                           --------------    ---------------
Gross profit                                      29.1              29.0
Selling, general and administrative               19.7              20.1
expenses
Severance cost charge                              1.0               --
                                           --------------    ---------------
Operating income                                   8.4               8.9
Interest expense                                   4.2               4.9
Other, net                                         0.4               0.1
                                           --------------    ---------------
Income before income taxes                         3.8               3.9
Provision for income taxes                         1.5               1.5
                                           --------------    ---------------
Net income                                         2.3%              2.4%
                                           ==============    ===============


Thirteen weeks ended January 1, 2000 compared to the thirteen weeks ended January 2, 1999

         Net Sales. Net sales increased 8.0% to $101.7 million for the first quarter of fiscal 2000 from $94.2 million in the comparable prior year quarter. This increase was primarily due to an increase in units sold offset, in part, by a slight reduction in the average selling price per unit.

         Gross Profit. Gross profit increased to $29.6 million, or 29.1% of net sales for the first quarter of fiscal 2000, from $27.3 million, or 29.0% of net sales, for the comparable prior-year quarter. The dollar increase was primarily due to the increase in sales volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $20.0 million, or 19.7% of net sales, for the first quarter of fiscal 2000, from $18.9 million, or 20.1% of net sales, for the comparable prior year quarter. The improvement in operating expenses as a percent of sales is due primarily to cost cutting measures offset, in part, by an increase in advertising expenditures and the Company expects this trend to continue during the remainder of fiscal 2000.

         Severance Cost Charge. In the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1.0 million for severance payments to the former CEO of Farah/Savane who resigned as an officer and director of the Company effective December 30, 1999.

         Interest Expense. Interest expense decreased to $4.3 million for the first quarter of fiscal 2000, from $4.6 million for the comparable prior year quarter. The decrease was due to lower average outstanding borrowings under the Company's credit facility. The Company's need to borrow under the credit facility decreased because of better working capital management including a $12.7 million or 15% reduction in inventory over the same time last year.

         Income Taxes. The Company's effective income tax rate for the first quarter of fiscal 2000 was 40.1% compared to 37.4% in the comparable prior year quarter. These rates are based on the Company's expected effective annual tax rate and were lower last year due to the anticipated annual pretax income at the time and the relative impact of non-deductible goodwill amortization expense.

         Net Income. As a result of the above factors, net income was $2.3 million for the first quarter of fiscal 2000, which is comparable to net income of $2.3 million in the prior-year quarter.

Liquidity and Capital Resources

The Company's senior credit facility (the "Facility") provides for borrowings of up to $110 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest (9.6% at January 1, 2000) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of January 1, 2000, excluding the impact of outstanding letters of credit, an additional $52.0 was available for borrowings under the Facility.

During the thirteen weeks ended January 1, 2000, the Company generated $13.2 million of cash from its operations. This was primarily the result of net income of $2.3 (which included non cash expenses of $2.3 million), a $5.2 million reduction in accounts receivable, a $1.1 million reduction in inventory, a $7.0 million reduction in prepaid expenses and other assets, offset in part, by a $4.8 million reduction in accounts payable and accrued expenses.

Capital expenditures totaled $2.2 million for the first quarter of fiscal 2000 and are expected to approximate $12.0 million for the entire fiscal year. The expenditures expected for the remainder of the fiscal year primarily relate to the upgrade or replacement of the Company's existing computer systems and equipment.

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


Factors Affecting the Company's Business and Prospects

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, a continuation of the trend toward luxury fabrics which has supported the Company's increase in selling prices; the continued commitment to the Company's products by its major customers; the financial strength of the Company's major customers; the ability of the Company to continue to use certain licensed trademarks and tradenames, including John Henry(R), Bill Blass(R), and Van Heusen(R); general economic conditions, including the price and availability of raw materials and global manufacturing costs and restrictions; continued improvements in operating efficiencies and cost savings such that the Company's operating income margins continue to improve; and other risk factors listed from time to time in the Company's SEC reports and announcements. In addition, the estimated financial results for any period do not necessarily indicate the results that many be expected for any future period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under the Facility and the Construction Loan. There has been no significant change in this market risk since the previous fiscal year end of October 2, 1999.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable


Item 2.  Changes in Securities

Not Applicable


Item 3.  Defaults upon Senior Securities

Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable


Item 5.  Other Information

Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)    The  Exhibits  to this  report  on Form  10-Q are  listed on the
                Exhibit Index, which immediately follows the signature page hereto.


         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the thirteen week period ended January 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TROPICAL SPORTSWEAR INT'L CORPORATION
                                  (Registrant)



                                  /s/ Michael Kagan
                                  Michael Kagan
                                  Executive Vice President, and
                                  Chief Financial Officer
                                  (in the dual capacity of duly
                                  authorized officer and principal
                                  accounting officer)

February 14, 2000

Index to Exhibits



Exhibit
Number                                 Description

   *2.1 Agreement and Plan of Merger dated May 1, 1998 among Tropical Sportswear Int'l Corporation, Foxfire Acquisition Corp. and Farah Incorporated (filed as Exhibit (c)(1) to Tropical Sportswear Int'l Corporation's Schedule 14D-1 filed May 8,
                  1998).
   *3.1 Amended and Restated Articles of Incorporation of Tropical Sportswear Int'l Corporation (filed as Exhibit 3.1 to Tropical Sportswear Int'l Corporation (filed as Exhibit (o)(1) to Tropical Sportswear Int'l Corporation's Exhibit 3.1 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K filed January 4, 1999)).
   *3.2 Amended and Restated By-Laws of Tropical Sportswear Int'l Corporation (filed as Exhibit 3.2 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   *4.1 Specimen Certificate for the Common Stock of Tropical Sportswear Int'l Corporation (filed as Exhibit 4.1 to Amendment No. 1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed October 2, 1997).
   *4.2 Shareholders' Agreement dated as of September 29, 1997 among Tropical Sportswear Int'l Corporation, William W. Compton, the Compton Family Limited Partnership, Michael Kagan, the Kagan Family Limited Partnership, Shakale Internacional, S.A. and Accel, S.A. de C.V. (filed as Exhibit 4.2 to Amendment No. 1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed October 2, 1997).
   *4.3 Exchange and Registration Rights Agreement dated as of June 24, 1998 between Tropical Sportswear Int'l Corporation and Prudential Securities Incorporated (filed as Exhibit 4.3 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   *4.4 Indenture dated as of June 24, 1998 among Tropical Sportswear Int'l Corporation, the Subsidiary Guarantors named therein, and SunTrust Bank, Atlanta, as trustee (filed as Exhibit 4.4 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   *4.5 Shareholder Protection Rights Agreement, dated as of November 13, 1998, between Tropical Sportswear Int'l Corporation and Firstar Bank Milwaukee, N.A. (which includes as Exhibit B thereto the Form of Right Certificate) (filed as Exhibit 99.1 of Tropical Sportswear Int'l Corporation's Form 8-K dated November 13, 1998).
   27.1           Financial data Schedule (filed herewith).



*  Incorporated by reference.