Form 10-Q
period 2000-04-01
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2000-05-10
CIK 1044324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 1, 2000

                                       or

 [ ] Transition   Report  Pursuant  to  Section  13  or  15(d) of the Securities
Exchange Act of 1934 For the transition period from              to


                         Commission File Number 0-23161


                      Tropical Sportswear Int'l Corporation
             (Exact name of registrant as specified in its charter)

               Florida                                     59-3424305
      -------------------------------                 ------------------
      (State or other jurisdiction of                   I.R.S. Employer
      incorporation or organization)                   Identification No.

       4902 W. Waters Avenue  Tampa, FL                     33634-1302
       ---------------------  ---------                     ----------
   (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code (813) 249-4900



     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes      [  ]  No

As of May 8, 2000 there were 7,625,841 shares of the registrant's Common Stock outstanding.




                      TROPICAL SPORTSWEAR INT'L CORPORATION

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I     Financial Information                                                         Page No.
                                                                                         --------

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            11

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       13


PART II    Other Information

Item 1     Legal Proceedings                                                                14

Item 2     Changes in Securities                                                            14

Item 3     Defaults upon Senior Securities                                                  14

Item 4     Submission of Matters to a Vote of Security Holders                              14

Item 5     Other Information                                                                15

Item 6     Exhibits and Reports on Form 8-K                                                 15

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                      TROPICAL SPORTSWEAR INT'L CORPORATION
                                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                   (UNAUDITED)
                                                     (In thousands, except per share amounts)

                                              Thirteen           Thirteen            Twenty-six           Twenty-six
                                             Weeks Ended        Weeks Ended          Weeks Ended         Weeks Ended
                                              April 1,           April 3,             April 1,             April 3,
                                                2000               1999                 2000                 1999
                                          ------------------ ------------------  -------------------  ------------------

Net sales                                      $ 124,201          $ 110,709            $ 225,876           $ 204,895
Cost of goods sold                                87,068             79,196              159,141             146,086
Gross profit                                      37,133             31,513               66,735              58,809
                                          ------------------ ------------------  -------------------  ------------------
Selling, general and administrative
   expenses                                       23,437             19,900               43,457              38,342
Severance cost charge                                 --                 --                1,006                  --
                                          ------------------ ------------------  -------------------  ------------------
Operating income                                  13,696             11,613               22,272              20,467
Other expense:
   Interest expense, net                           4,306              4,755                8,588               9,328
   Other, net                                        562                518                  933               1,077
                                          ------------------ ------------------  -------------------  ------------------
                                                   4,868              5,273                9,521              10,405

Income before income taxes                         8,828              6,340               12,751              10,062
Provision for income taxes                         3,601              2,339                5,176               3,730
                                          ------------------ ------------------  -------------------  ------------------
Net income                                         5,227              4,001                7,575               6,332
Foreign currency translations                       (428)              (298)                (735)               (219)


                                          ------------------ ------------------  -------------------  ------------------
Comprehensive income                             $ 4,799            $ 3,703              $ 6,840            $  6,113
                                          ================== ==================  ===================  ==================

Net income per common share:
    Basic                                          $0.69              $0.53               $0.99                $0.83
                                          ================== ==================  ===================  ==================
    Diluted                                        $0.68              $0.51               $0.99                $0.80
                                          ================== ==================  ===================  ==================



                             See accompanying notes.


                      TROPICAL SPORTSWEAR INT'L CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                April 1,           October 2,
                                                                                  2000                1999
                                                                            -----------------   -----------------
                    ASSETS                                                    (unaudited)          (audited)

          Current Assets:
             Cash                                                                 $   1,484           $   1,607
             Accounts receivable                                                     94,433              76,225
             Inventories                                                             75,802              72,181
             Deferred income taxes                                                   10,732              10,732
             Prepaid expenses and other current assets                                6,104              14,328
                                                                            -----------------   -----------------
                         Total current assets                                       188,555             175,073

          Property and equipment, net                                                44,072              42,185
          Intangible assets, including trademarks and goodwill, net                  54,371              55,335
          Other assets                                                               15,747              16,729
                                                                            -----------------   -----------------
                         Total assets                                             $ 302,745           $ 289,322
                                                                            =================   =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                                $  63,451           $  52,841
             Current portion of long-term debt and capital leases                     2,113               2,191
                                                                            -----------------    -----------------
                         Total current liabilities                                   65,564              55,032


          Long-term debt and capital leases                                         164,679             168,703
          Deferred income taxes                                                       2,860               2,860
          Other non-current liabilities                                               2,900               2,904
                                                                            -----------------   -----------------
                   Total liabilities                                                236,003             229,499

          Shareholders' Equity:
             Preferred stock                                                              -                   -
             Common stock                                                                76                  76
             Additional paid in capital                                              17,614              17,535
             Accumulated other comprehensive income (loss)                            (304)                 431
             Retained earnings                                                       49,356              41,781
                                                                            -----------------   -----------------
                         Total shareholders' equity                                  66,742              59,823
                                                                            -----------------   -----------------

                         Total liabilities and shareholders' equity               $ 302,745           $ 289,322
                                                                            =================   =================



                             See accompanying notes.


                      TROPICAL SPORTSWEAR INT'L CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                        Twenty six            Twenty six
                                                                        Weeks Ended           Weeks Ended
                                                                         April 1,              April 3,
                                                                           2000                  1999
                                                                     ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                     $ 7,575                $6,332
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
    Depreciation and amortization                                                4,577                 4,656
    Deferred income taxes and other                                                 (3)                2,726
Changes in operating assets and liabilities:
    Accounts receivable                                                        (17,909)              (16,065)
    Inventories                                                                 (3,621)               (3,727)
      Prepaid expenses and other current assets                                  8,879                   309
      Accounts payable and accrued expenses                                     10,606                (4,919)
                                                                        ----------------     -----------------
    Net cash provided by (used in) operating activities                         10,104               (10,688)
                                                                        ----------------     -----------------


INVESTING ACTIVITIES
Capital expenditures                                                            (5,700)               (6,845)
Other, net                                                                          83                 2,421
                                                                        ----------------     -----------------
    Net cash used in investing activities                                       (5,617)               (4,424)
                                                                        ----------------     -----------------


Financing activities:
Net change in long-term debt and capital leases                                 (4,102)               14,921
Other, net                                                                        (508)                 (111)
                                                                        ----------------     -----------------
Net cash provided by (used in) financing activities                             (4,610)               14,810
                                                                        ----------------     -----------------


Net decrease in cash                                                              (123)                 (302)
Cash at beginning of period                                                       1,607                2,097
                                                                         -----------------    -----------------
Cash at end of period                                                            $1,484               $1,795
                                                                         =================    =================

                             See accompanying notes.


                      TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        April 1, 2000 and October 2, 1999
               (In thousands, except share and per share amounts)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int'l Corporation (the "Company") includes the accounts of Tropical Sportswear Int'l Corporation and its subsidiaries. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 1999. Certain amounts in the prior year have been reclassified to conform with the current year presentation. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim periods presented. Operating results for the twenty-six weeks ended April 1, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2000.


2.       INVENTORIES

Inventories consist of the following:


                                                           April 1,            October 2,
                                                             2000                 1999
                                                       ----------------    ------------------

        Raw materials                                          $8,110               $7,425
        Work in process                                        18,646               15,445
        Finished goods                                         49,046               49,311
                                                       ----------------    ------------------
                                                              $75,802              $72,181
                                                       ================    ==================


3.       DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                            April 1,           October 2,
                                                              2000                1999
                                                        ---------------    ------------------

        Revolving credit line                                $ 46,066              $53,506
        Real estate loan                                       14,905               10,691
        Senior Subordinated Notes                             100,000              100,000
        Other                                                   5,821                6,697
                                                        ---------------    ------------------
                                                              166,792              170,894
        Less current maturities                                 2,113                2,191
                                                        ---------------    ------------------
                                                             $164,679             $168,703
                                                        ===============    ==================


The Company's revolving credit line (the "Facility") provides for borrowings of up to $110 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest (9.1% at April 1, 2000) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of April 1, 2000, an additional $53.1 million was available for borrowings under the Facility.

4.  EARNINGS PER SHARE

Basic and diluted net income per share are computed as follows:
                                                 Thirteen           Thirteen         Twenty-six         Twenty-six
                                                Weeks ended       Weeks ended        Weeks ended        Weeks ended
                                                 April 1,           April 3,          April 1,           April 3,
                                                   2000               1999              2000               1999
                                               --------------    ---------------    --------------     --------------
     Numerator for basic net income per share:
           Net income                                 $5,227             $4,001            $7,575             $6,332

     Denominator for basic net income
     per share:
          Weighted average shares of common
             stock outstanding                     7,624,431          7,611,296         7,622,769          7,609,742

     Effect of dilutive stock options using
     the treasury stock method                        17,966            272,371            63,326            276,341
                                               --------------    ---------------    --------------     --------------

     Denominator for diluted net income per
     share                                         7,642,397          7,883,667         7,686,095          7,886,083
                                               ==============    ===============    ==============     ==============

     Net income per common share:
          Basic                                        $0.69              $0.53             $0.99              $0.83
                                               ==============    ===============    ==============     ==============
          Diluted                                      $0.68              $0.51             $0.99              $0.80
                                               ==============    ===============    ==============     ==============



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

The following is the supplemental combining condensed statement of operations for the thirteen weeks and twenty-six weeks ended April 1, 2000, and the thirteen weeks and twenty-six weeks ended April 3, 1999, the supplemental combining condensed balance sheet as of April 1, 2000 and October 2, 1999, and the supplemental combining condensed statement of cash flows for the twenty-six weeks ended April 1, 2000, and the twenty-six weeks ended April 3, 1999. The only intercompany eliminations are the normal intercompany sales, borrowings and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management believes that they are not material to investors.


                                                                   Thirteen Weeks Ended April 1, 2000
                                              -----------------------------------------------------------------------------
                                                                            Non-Guarantor
Statement of Operations                        Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 56,450          $59,286        $  9,532         $ (1,067)        $ 124,201
Gross profit                                    14,835           19,146           3,152                             37,133
Operating income                                 6,353            7,133             210                             13,696
Interest, income taxes and other, net            2,687            5,632              (8)             158             8,469
Net income                                       3,666            1,501             218             (158)            5,227


                                                                   Thirteen Weeks Ended April 3, 1999
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 46,558         $ 55,717         $10,092          $(1,658)         $110,709
Gross profit                                    11,778           16,468           3,267                -            31,513
Operating income                                 5,462            5,866             285                -            11,613
Interest, income taxes and other, net            2,540            4,957             127              (12)            7,612
Net income                                       2,922              909             158               12             4,001




                                                                  Twenty-six Weeks Ended April 1, 2000
                                              -----------------------------------------------------------------------------
                                                                            Non-Guarantor
Statement of Operations                        Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 92,264        $ 115,105         $20,381        $  (1,874)        $ 225,876
Gross profit                                    23,519           36,191           7,025                -            66,735
Operating income                                 7,387           13,824           1,061                -            22,272
Interest, income taxes and other, net            4,213            9,482             138              864            14,697
Net income                                       3,174            4,342             923             (864)            7,575




                                                                  Twenty-six Weeks Ended April 3, 1999
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                      $80,514         $106,201         $21,264          $(3,084)         $204,895
Gross profit                                    19,854           32,485           6,470                -            58,809
Operating income                                 7,994           11,786             687                -            20,467
Interest, income taxes and other, net            3,981            7,998             338            1,818            14,135
Net income                                       4,013            3,788             349           (1,818)            6,332



                                                                           As of April 1, 2000
                                              ------------------------------------------------------------------------------

Balance Sheet                                   Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                          $     149          $    13          $ 1,322        $     -           $  1,484
Accounts receivable, net                         48,174           40,632            5,870           (243)            94,433
Inventories                                      24,429           42,106            9,267              -             75,802
Other current assets                              2,970           13,284              497             85             16,836
                                              -----------   -------------    -------------   -------------    --------------
         Total current assets                    75,722           96,035           16,956           (158)           188,555

Property, plant and equipment, net               26,461           10,940            6,671              -             44,072
Investment in subsidiaries and other assets     138,131           69,830            5,757       (143,600)            70,118
                                              -----------   -------------    -------------    -------------   -------------
         Total assets                          $240,314         $176,805          $29,384      $(143,758)          $302,745
                                              ===========   =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 20,446          $38,476          $ 4,687      $    (158)          $ 63,451
Current portion of long-term debt and
    capital leases                                  889            1,224                -              -              2,113
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 21,335           39,700            4,687           (158)            65,564
Long-term debt and noncurrent portion of
    capital leases                              160,322            4,357                -              -            164,679
Other noncurrent liabilities                         69            5,607               84              -              5,760
Stockholders' equity                             58,588          127,141           24,613       (143,600)            66,742
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
          equity                               $240,314         $176,805          $29,384      $(143,758)          $302,745
                                              ===========   =============    =============   =============    ==============






                                                                          As of October 2, 1999
                                              ------------------------------------------------------------------------------

Balance Sheet                                  Parent        Guarantor       Non-Guarantor
                                                Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                            $    90          $    28          $ 1,489        $     -            $ 1,607
Accounts receivable, net                         28,502           42,736            6,295         (1,308)            76,225
Inventories                                      22,958           38,354           10,869              -             72,181
Other current assets                             12,800           11,817              443              -             25,060
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      64,350           92,935           19,096         (1,308)           175,073

Property, plant and equipment, net               22,762           12,782            6,641              -             42,185
Investment in subsidiaries and other assets     152,391           57,062            5,520       (142,909)            72,064
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                            $239,503         $162,779          $31,257      $(144,217)          $289,322
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities        $20,886          $26,843           $6,420       $ (1,308)          $ 52,841
Current portion of long-term debt and
    capital leases                                  619            1,565                7              -              2,191
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 21,505           28,408            6,427         (1,308)            55,032
Long-term debt and noncurrent portion of
    capital leases                              163,876            4,827                -              -            168,703

Other noncurrent liabilities                         69            5,664               31              -              5,764
Stockholders' equity                             54,053          123,880           24,799       (142,909)            59,823
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'     $239,503         $162,779          $31,257      $(144,217)          $289,322
          equity                              ===========   =============    =============   =============    ==============

                                                                  Twenty-six Weeks Ended April 1, 2000
                                              ------------------------------------------------------------------------------
                                                                                 Non-
Statement of Cash Flows                         Parent       Guarantor        Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by operating activities       $  8,281      $  1,075           $    748         $    -         $  10,104
Net cash used in investing activities             (4,939)         (280)              (398)             -            (5,617)
Net cash used in financing activities             (3,283)         (810)              (517)             -            (4,610)
Net increase (decrease) in cash                       59           (15)              (167)             -              (123)
Cash, beginning of period                             90            28              1,489              -             1,607
Cash, end of period                                  149            13              1,322              -             1,484





                                                                            Twenty-six Weeks Ended April 3, 1999
                                                       ---------------------------------------------------------------------------
                                                                           Non-
Statement of Cash Flows                                    Parent      Guarantor       Guarantor
                                                            Only      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                        -----------  -------------   -------------   --------------  -------------

Net cash provided by (used in) operating activities       $(6,254)     $ (2,361)        $ 1,897         $(3,970)        $(10,688)
Net cash provided by (used in) investing activities        (4,738)          988             (43)           (631)          (4,424)
Net cash provided by (used in) financing activities        10,911           864          (1,566)          4,601           14,810
Net increase (decrease) in cash                               (81)         (509)            288                -            (302)
Cash, beginning of period                                     120           630           1,347                -           2,097
Cash, end of period                                            39           121           1,635                -           1,795

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen           Thirteen          Twenty-six         Twenty-six
                                            Weeks ended       Weeks ended         Weeks ended        Weeks ended
                                             April 1,           April 3,           April 1,           April 3,
                                               2000               1999               2000               1999
                                           --------------    ---------------    ----------------    --------------

Net sales                                       100.0%            100.0%             100.0%              100.0%
Cost of goods sold                               70.1              71.5               70.5                71.3
                                           --------------    ---------------    ----------------    --------------
Gross profit                                     29.9              28.5               29.5                28.7
Selling, general and administrative              18.9              18.0               19.2                18.7
expenses
Severance cost charge                             -                 -                  0.4                 -
                                           --------------    ---------------    ----------------    --------------
Operating income                                 11.0              10.5                9.9                10.0
Interest expense, net                             3.5               4.3                3.8                 4.6
Other, net                                        0.4               0.5                0.4                 0.5
                                           --------------    ---------------    ----------------    --------------
Income before income taxes                        7.1               5.7                5.7                 4.9
Provision for income taxes                        2.9               2.1                2.3                 1.8
                                                             ---------------    ----------------    --------------
                                           --------------
Net income                                        4.2%              3.6%               3.4%                3.1%
                                           ==============    ===============    ================    ==============



Thirteen weeks ended April 1, 2000 compared to the thirteen weeks ended April 3, 1999

         Net Sales. Net sales increased 12.2% to $124.2 million for the second quarter of fiscal 2000 from $110.7 million in the comparable prior year quarter. This increase was primarily due to an increase in units sold.

         Gross Profit. Gross profit increased to $37.1 million, or 29.9% of net sales for the second quarter of fiscal 2000, from $31.5 million, or 28.5% of net sales, for the comparable prior year quarter. The dollar increase was primarily due to the increase in sales volume, and to the change in the mix of products to those yielding higher average selling prices. The increase in gross profit as a percentage of net sales is primarily due to increased production efficiencies and other cost saving measures.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $23.4 million, or 18.9% of net sales for the second quarter of fiscal 2000, from $19.9 million, or 18.0% of net sales, for the comparable prior year quarter. The dollar increase was primarily due to an increase in overall volume. The increase in selling, general and administrative expenses as a percent of net sales was due to a combination of increased spending in the areas of merchandising and product development, as well as higher incentive based compensation accruals.

         Interest Expense. Interest expense decreased to $4.3 million for the second quarter of fiscal 2000, from $4.8 million for the comparable prior year quarter. The decrease was primarily due to lower average outstanding borrowings under the Company's credit facility.

         Income Taxes. The Company's effective income tax rate for the second quarter of fiscal 2000 was 40.8% compared to 36.9% in the comparable prior year quarter. These rates are based on the Company's expected effective annual tax rate and were lower last year due to the anticipated annual pretax income at the time and the relative impact of non-deductible goodwill amortization expense.

         Net Income. As a result of the above factors, net income increased to $5.2 million for the second quarter of fiscal 2000 from $4.0 million in the comparable prior year quarter.


Twenty-six weeks ended April 1, 2000 compared to the twenty- six weeks ended April 3, 1999

         Net Sales. Net sales increased 10.2% to $225.9 million for the twenty-six weeks ended April 1, 2000 from $204.9 million in the comparable prior year period. This increase was primarily due to an increase in units sold.

         Gross Profit. Gross profit increased 13.5% to $66.7 million, or 29.5% of net sales for the twenty-six weeks ended April 1, 2000, from $58.8 million, or 28.7% of net sales, for the comparable prior year period. The dollar increase was primarily due to the increase in sales volume, and to the change in mix of products to those yielding higher average selling prices. The increase in gross profit as a percentage of net sales is primarily due to increased production efficiencies and other cost saving measures.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.3% to $43.5 million, or 19.2% of net sales, for the twenty-six weeks ended April 1, 2000, from $38.3 million, or 18.7% of net sales, for the comparable prior year period. The dollar increase was primarily due to an increase in overall volume. The increase in selling, general and administrative expenses as a percent of net sales was due to a combination of increased spending in the areas of merchandising and product development, as well as higher incentive based compensation accruals.

         Severance Cost Charge. In the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1.0 million for severance payments to the former CEO of Farah/Savane who resigned as an officer and director of the Company effective December 30, 1999.

         Interest Expense. Interest expense decreased to $8.6 million for the twenty-six weeks ended April 1, 2000, from $9.3 million for the comparable prior year period. The decrease was primarily due to lower average outstanding borrowings under the Company's credit facility.

         Income Taxes. The Company's effective income tax rate for twenty-six weeks ended April 1, 2000 was 40.6% compared to 37.1% in the comparable prior year period. These rates are based on the Company's expected effective annual tax rate and were lower last year due to the anticipated annual pretax income at the time and the relative impact of non-deductible goodwill amortization expense.

         Net Income. As a result of the above factors, net income increased 19.6% to $7.6 million for the twenty-six weeks ended April 1, 2000 from $6.3 million for the comparable prior year period.


Liquidity and Capital Resources

The Company's revolving credit line (the "Facility") provides for borrowings of up to $110 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest (9.1% at April 1, 2000) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of April 1, 2000, an additional $53.1 was available for borrowings under the Facility. During the second quarter of fiscal 2000, the Company amended the terms of the Facility to adjust certain financial covenants.

During the twenty-six weeks ended April 1, 2000, the Company generated $10.1 million of cash from its operations. This was primarily the result of net income of $7.6 million (which included noncash expenses of $4.6 million), a decrease in prepaid expenses and other current assets of $8.9 million, and an increase in accounts payable and accrued expenses of $10.6 million, offset in part, by a $17.9 million increase in accounts receivable and a $3.6 million increase in inventory.

Capital expenditures totaled $5.7 million for the twenty-six weeks ended April 1, 2000 and are expected to approximate $11.0 million for the entire fiscal year. The expenditures expected for the remainder of the fiscal year primarily relate to the upgrade or replacement of various equipment, and replacement of the existing computer systems at the Company's Tampa, Florida location.

The Company believes that its existing working capital, borrowings available under the Facility and internally generated funds provide sufficient resources to support current business activities.

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


Factors Affecting the Company's Business and Prospects

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation: a continuation of the trend toward luxury fabrics which has supported the Company's increase in selling prices; the continued commitment to the Company's products by its major customers; the financial strength of the Company's major customers; the ability of the Company to continue to use certain licensed trademarks and tradenames, including John Henry(R), Bill Blass(R), and Van Heusen(R); general economic conditions, including the price and availability of raw materials and global manufacturing costs and restrictions; continued improvements in operating efficiencies and cost savings such that the Company's operating income margins continue to improve; increases in costs and potential business disruption associated with the Company's implementation of its Enterprise 2000 software systems; and other risk factors listed from time to time in the Company's SEC reports and announcements. In addition, the estimated financial results for any period do not necessarily indicate the results that may be expected for any future period.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk is primarily limited to fluctuations in interest rates as it pertains to the Company's borrowings under the Facility and the Construction Loan. There have been no material changes to the Item 7A disclosure made in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on Wednesday, February 2, 2000, the following matters were brought before and voted upon by the shareholders:

     1. A proposal to elect two directors to serve until the 2003 Annual Meeting of Shareholders of the Company:
                                      For               Withhold Authority

         William W. Compton        7,220,751                  10,095
         Jesus Alvarez-Morodo      7,220,601                  10,245

         The following members of the Board of Directors of the Company will continue in office after the Annual Meeting:

         Michael Kagan              (term to expire in 2001)
         Leon H. Reinhart           (term to expire in 2001)
         Charles J. Smith           (term to expire in 2001)
         Leslie J. Gillock          (term to expire in 2002)
         Donald H. Livingstone      (term to expire in 2002)
         Eloy S. Vallina-Laguera    (term to expire in 2002)


     2.  A proposal  to  approve the Company's proposed 2000 Long Term Incentive
         Plan:

         For               Against          Abstain           Broker Non-Votes

         6,627,694         106,080          3,827                   -0-


     3. A proposal to ratify the selection of Ernst & Young LLP as the Company's independent certified public accountants for the fiscal year ending September 30, 2000.

         For               Against          Abstain           Broker Non-Votes

         7,200,339         28,145           2,362                   -0-

Item 5.  Other Information

Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)    The  Exhibits  to this  report  on Form  10-Q are  listed on the
                Exhibit Index, which immediately follows the signature page hereto.


         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the thirteen week period ended April 1, 2000.

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

May 8, 2000

Index to Exhibits



Exhibit
Number                                  Description

   *2.1 Agreement and Plan of Merger dated May 1, 1998 among Tropical Sportswear Int'l Corporation, Foxfire Acquisition Corp. and Farah Incorporated (filed as Exhibit (c)(1) to Tropical Sportswear Int'l Corporation's Schedule 14D-1 filed May 8,
                  1998).
   *3.1 Amended and Restated Articles of Incorporation of Tropical Sportswear Int'l Corporation (filed as Exhibit 3.1 to Tropical Sportswear Int'l Corporation (filed as Exhibit (o)(1) to Tropical Sportswear Int'l Corporation's Exhibit 3.1 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K filed January 4, 1999)).
   *3.2 Amended and Restated By-Laws of Tropical Sportswear Int'l Corporation (filed as Exhibit 3.2 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   *4.1 Specimen Certificate for the Common Stock of Tropical Sportswear Int'l Corporation (filed as Exhibit 4.1 to Amendment No. 1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed October 2, 1997).
   *4.2 Shareholders' Agreement dated as of September 29, 1997 among Tropical Sportswear Int'l Corporation, William W. Compton,
                  the Compton Family Limited Partnership, Michael Kagan, the Kagan Family Limited Partnership, Shakale Internacional, S.A. and Accel, S.A. de C.V. (filed as Exhibit 4.2 to Amendment No. 1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed October 2, 1997).
   *4.3 Exchange and Registration Rights Agreement dated as of June 24, 1998 between Tropical Sportswear Int'l Corporation and Prudential Securities Incorporated (filed as Exhibit 4.3 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   *4.4 Indenture dated as of June 24, 1998 among Tropical Sportswear Int'l Corporation, the Subsidiary Guarantors named therein, and SunTrust Bank, Atlanta, as trustee (filed as Exhibit 4.4 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   *4.5 Shareholder Protection Rights Agreement, dated as of November 13, 1998, between Tropical Sportswear Int'l Corporation and Firstar Bank Milwaukee, N.A. (which includes as Exhibit B thereto the Form of Right Certificate) (filed as Exhibit 99.1 of Tropical Sportswear Int'l Corporation's Form 8-K dated November 13, 1998).
   10.1 Third Amendment to Loan Agreement with NationsBank N.A. dated January 18, 2000 (filed herewith).
   10.2 Eighth Amendment to Loan and Security Agreement with Fleet Capital Corporation dated January 19, 2000 (filed herewith).
   27.1           Financial Data Schedule (filed herewith).



*  Incorporated by reference.