Form 10-Q
period 2000-07-01
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2000-08-08
CIK 1044324

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 1, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the transition period from _______________ to _________________

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

            ________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                  [X]  Yes      [  ]  No

As of August 8, 2000 there were 7,632,060 shares of the registrant's Common Stock outstanding.

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


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                      TROPICAL SPORTSWEAR INT'L CORPORATION
                                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                   (UNAUDITED)
                                                     (In thousands, except per share amounts)


                                               Thirteen           Thirteen           Thirty-nine         Thirty-nine
                                             Weeks Ended        Weeks Ended          Weeks Ended         Weeks Ended
                                               July 1,            July 3,              July 1,             July 3,
                                                 2000               1999                2000                1999
                                           -----------------  -----------------   -----------------  -------------------

Net sales                                      $ 123,044          $ 110,544           $ 348,920            $ 315,439
Cost of goods sold                                86,959             80,921             246,100              227,007
                                           -----------------  -----------------   -----------------  -------------------
Gross profit                                      36,085             29,623             102,820               88,432
Selling, general and administrative
   expenses                                       21,777             18,760              65,234               58,011
Severance cost charge                                 --                 --               1,006                   --
                                           -----------------  -----------------   -----------------  -------------------
Operating income                                  14,308             10,863              36,580               30,421
Other expense:
   Interest expense, net                           4,279              4,556              12,867               13,884
   Other, net                                        482                882               1,415                1,050
                                           -----------------  -----------------   -----------------  -------------------
                                                   4,761              5,438              14,282               14,934

Income before income taxes                         9,547              5,425              22,298               15,487
Provision for income taxes                         3,807              2,150               8,983                5,880
                                           -----------------  -----------------   -----------------  -------------------
Net income                                         5,740              3,275              13,315                9,607
Foreign currency translations                       (505)               601              (1,240)                 382

                                           -----------------  -----------------   -----------------  -------------------
Comprehensive income                             $ 5,235            $ 3,876            $ 12,075              $ 9,989
                                           =================  =================   =================  ===================

Net income per common share:

    Basic                                          $0.75              $0.43              $1.75                 $1.26
                                                                                  =================  ===================
                                           =================  =================
    Diluted                                        $0.74              $0.42              $1.73                 $1.22
                                           =================  =================   =================  ===================



                             See accompanying notes.




                      TROPICAL SPORTSWEAR INT'L CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                July 1,            October 2,
                                                                                  2000                1999
                                                                            -----------------   -----------------
                    ASSETS                                                    (unaudited)          (audited)

          Current Assets:
             Cash                                                                 $   2,898           $   1,607
             Accounts receivable                                                     93,500              76,225
             Inventories                                                             75,352              72,181
             Deferred income taxes                                                   11,309              10,732
             Prepaid expenses and other current assets                                7,476              14,328
                                                                            -----------------   -----------------
                         Total current assets                                       190,535             175,073

          Property and equipment, net                                                45,438              42,185
          Intangible assets, including trademarks and goodwill, net                  52,251              55,335
          Other assets                                                               15,962              16,729
                                                                                                -----------------
                                                                            -----------------
                         Total assets                                             $ 304,186           $ 289,322
                                                                            =================   =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                                $  58,558           $  52,841
             Current portion of long-term debt and capital leases                     1,985               2,191
                                                                            -----------------   -----------------
                         Total current liabilities                                   60,543              55,032


          Long-term debt and capital leases                                         165,796             168,703
          Deferred income taxes                                                       2,860               2,860
          Other non-current liabilities                                               2,937               2,904
                                                                            -----------------   -----------------
                   Total liabilities                                                232,136             229,499

          Shareholders' Equity:
             Preferred stock                                                              -                   -
             Common stock                                                                76                  76
             Additional paid in capital                                              17,687              17,535
             Accumulated other comprehensive income (loss)                            (809)                 431
             Retained earnings                                                       55,096              41,781
                                                                            -----------------   -----------------
                         Total shareholders' equity                                  72,050              59,823
                                                                            -----------------   -----------------

                         Total liabilities and shareholders' equity               $ 304,186           $ 289,322
                                                                            =================   =================



                             See accompanying notes.




                      TROPICAL SPORTSWEAR INT'L CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)

                                                                        Thirty-nine           Thirty-nine
                                                                        Weeks Ended           Weeks Ended

                                                                          July 1,               July 3,
                                                                           2000                  1999
                                                                     ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                    $ 13,315                $9,607
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
    Depreciation and amortization                                                6,779                 6,999
    Deferred income taxes and other                                                  4                (2,911)
Changes in operating assets and liabilities:

    Accounts receivable                                                        (16,871)               (8,197)
    Inventories                                                                 (3,171)                 (303)
      Prepaid expenses and other current assets                                  7,257                (1,157)
      Accounts payable and accrued expenses                                      5,751                (8,688)
                                                                        ----------------     -----------------
    Net cash provided by (used in) operating activities                         13,064                (4,650)
                                                                        ----------------     -----------------


INVESTING ACTIVITIES
Capital expenditures                                                            (7,773)              (10,178)
Other, net                                                                          94                 (1,039)
                                                                        ----------------     -----------------
    Net cash used in investing activities                                       (7,679)              (11,217)
                                                                        ----------------     -----------------


Financing activities:
Net change in long-term debt and capital leases                                 (3,113)               15,000
Other, net                                                                        (981)                  943
                                                                        ----------------     -----------------
Net cash (used in) provided by financing activities                             (4,094)               15,943
                                                                        ----------------     -----------------


Net increase in cash                                                              1,291                   76
Cash at beginning of period                                                       1,607                2,097
                                                                        ----------------     -----------------
Cash at end of period                                                            $2,898               $2,173
                                                                        ================     =================

                             See accompanying notes.


                      TROPICAL SPORTSWEAR INT'L CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                        July 1, 2000 and October 2, 1999

               (In thousands, except share and per share amounts)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int'l Corporation (the "Company") include the accounts of Tropical Sportswear Int'l Corporation and its subsidiaries. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 1999. Certain amounts in the prior year have been reclassified to conform with the current year presentation. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim periods presented. Operating results for the thirty-nine weeks ended July 1, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2000.

2.       INVENTORIES

Inventories consist of the following:

                                         July 1,            October 2,
                                          2000                 1999
                                    ----------------    ------------------

        Raw materials                     $7,817               $7,425
        Work in process                   17,461               15,445
        Finished goods                    50,074               49,311
                                    ----------------    ------------------
                                         $75,352              $72,181
                                    ================    ==================


3.       DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                         July 1,            October 2,
                                          2000                1999
                                    ---------------    ------------------

        Revolving credit line           $ 47,502              $53,506
        Real estate loan                  14,886               10,691
        Senior Subordinated Notes        100,000              100,000
        Other                              5,393                6,697
                                    ---------------    ------------------
                                         167,781              170,894
        Less current maturities            1,985                2,191
                                    ---------------    ------------------
                                        $165,796             $168,703
                                    ===============    ==================


The Company's revolving credit line (the "Facility") provides for borrowings of up to $110 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest (9.3% at July 1, 2000) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of July 1, 2000, an additional $57.0 million was available for borrowings under the Facility.

4.  EARNINGS PER SHARE

Basic and diluted net income per share are computed as follows:

                                                 Thirteen           Thirteen         Thirty-nine        Thirty-nine
                                                Weeks ended       Weeks ended        Weeks ended        Weeks ended
                                                  July 1,           July 3,            July 1,            July 3,
                                                   2000               1999              2000               1999
                                               --------------    ---------------    --------------     --------------
     Numerator for basic net income per share:

           Net income                                 $5,740             $3,275           $13,315             $9,607

     Denominator for basic net income
     per     share:
          Weighted average shares of common
             stock outstanding                     7,628,888          7,618,478         7,624,788          7,612,782

     Effect of dilutive stock options using
     the

         treasury stock method                       138,131            227,938            88,261            260,207
                                               --------------    ---------------    --------------     --------------

     Denominator for diluted net income per
     share                                         7,767,019          7,846,416         7,713,049          7,872,989
                                               ==============    ===============    ==============     ==============

     Net income per common share:

          Basic                                        $0.75              $0.43             $1.75              $1.26
                                               ==============    ===============    ==============     ==============
          Diluted                                      $0.74              $0.42             $1.73              $1.22
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

The following is the supplemental combining condensed statement of operations for the thirteen weeks and thirty-nine weeks ended July 1, 2000, and the thirteen weeks and thirty-nine weeks ended July 3, 1999, the supplemental combining condensed balance sheet as of July 1, 2000 and October 2, 1999, and the supplemental combining condensed statement of cash flows for the thirty-nine weeks ended July 1, 2000, and the thirty-nine weeks ended July 3, 1999. The only intercompany eliminations are the normal intercompany sales, borrowings and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management believes that they are not material to investors.


                                                                   Thirteen Weeks Ended July 1, 2000
                                              -----------------------------------------------------------------------------

                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 58,406         $ 56,043        $  9,915      $ (1,320)           $ 123,044
Gross profit                                    15,859           18,115           2,111             -               36,085
Operating income (loss)                          8,299            7,151          (1,142)            -               14,308
Interest, income taxes and other, net            5,445            3,970            (218)         (629)               8,568
Net income (loss)                                2,854            3,181            (924)          629                5,740





                                                                   Thirteen Weeks Ended July 3, 1999
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 49,025        $ 53,695          $9,427           $(1,603)         $110,544
Gross profit                                    12,178          14,638           2,807                 -            29,623
Operating income                                 5,932           4,792             139                 -            10,863
Interest, income taxes and other, net            3,139           6,054          (1,553)              (52)            7,588
Net income (loss)                                2,793          (1,262)          1,692                52             3,275





                                                                  Thirty-nine Weeks Ended July 1, 2000
                                              -----------------------------------------------------------------------------

                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $150,670        $ 171,148         $30,296          $(3,194)        $ 348,920
Gross profit                                    39,378           54,306           9,136                -           102,820
Operating income (loss)                         15,686           20,975            (81)                -            36,580
Interest, income taxes and other, net            9,658           13,452            (80)              235            23,265
Net income (loss)                                6,028            7,523             (1)             (235)           13,315





                                                                  Thirty-nine Weeks Ended July 3, 1999
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $129,539         $159,896         $30,691          $(4,687)         $315,439
Gross profit                                    32,032           47,123           9,277                -            88,432
Operating income                                13,913           15,682             826                -            30,421
Interest, income taxes and other, net            7,107           13,156          (1,215)           1,766            20,814
Net income                                       6,806            2,526           2,041           (1,766)            9,607



                                                                           As of July 1, 2000
                                              ------------------------------------------------------------------------------
                                                                                Non-
Balance Sheet                                   Parent       Guarantor        Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS

Cash                                          $     149           $   23          $ 2,726        $     -            $ 2,898
Accounts receivable, net                         47,449           40,818            5,771           (538)            93,500
Inventories                                      25,697           41,527            8,128              -             75,352
Other current assets                              2,755           14,122              601           1,307            18,785
                                              -----------   -------------    -------------   -------------    --------------
         Total current assets                    76,050           96,490           17,226             769           190,535

Property, plant and equipment, net               27,702           11,147            6,589               -            45,438
Investment in subsidiaries and other assets     140,432           66,153            4,094       (142,466)            68,213
                                              -----------   -------------    -------------   -------------    --------------

         Total assets                          $244,184         $173,790          $27,909      $(141,697)          $304,186
                                              ===========   =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 18,522          $34,828          $ 4,439      $     769          $  58,558
Current portion of long-term debt and
    capital leases                                  888            1,097                -              -              1,985
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 19,410           35,925            4,439            769             60,543
Long-term debt and noncurrent portion of
    capital leases                              161,711            4,085                -              -            165,796
Other noncurrent liabilities                         69            5,591              137              -              5,797
Stockholders' equity                             62,994          128,189           23,333       (142,466)            72,050
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
         equity                                $244,184         $173,790          $27,909      $(141,697)          $304,186
                                              ===========   =============    =============   =============    ==============



                                                                          As of October 2, 1999
                                              ------------------------------------------------------------------------------
                                                                                Non-
Balance Sheet                                  Parent        Guarantor        Guarantor
                                                Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS

Cash                                              $  90            $  28          $ 1,489        $     -            $ 1,607
Accounts receivable, net                         28,502           42,736            6,295         (1,308)            76,225
Inventories                                      22,958           38,354           10,869              -             72,181
Other current assets                             12,800           11,817              443              -             25,060
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      64,350           92,935           19,096         (1,308)           175,073

Property, plant and equipment, net               22,762           12,782            6,641              -             42,185
Investment in subsidiaries and other assets     152,391           57,062            5,520       (142,909)            72,064
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                            $239,503         $162,779          $31,257      $(144,217)          $289,322
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities        $20,886          $26,843           $6,420       $ (1,308)          $ 52,841
Current portion of long-term debt and
    capital leases                                  619            1,565                7              -              2,191
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 21,505           28,408            6,427         (1,308)            55,032
Long-term debt and noncurrent portion of
    capital                                     163,876            4,827                -              -            168,703
       leases
Other noncurrent liabilities                         69            5,664               31              -              5,764
Stockholders' equity                             54,053          123,880           24,799       (142,909)            59,823
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'     $239,503         $162,779          $31,257      $(144,217)          $289,322
    equity
                                              ===========   =============    =============   =============    ==============




                                                                  Thirty-nine Weeks Ended July 1, 2000
                                              ------------------------------------------------------------------------------
                                                                                 Non-
Statement of Cash Flows                         Parent       Guarantor        Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by operating activities       $  8,734       $  1,631         $   2,699         $    -         $ 13,064
Net cash used in investing activities             (6,804)         (425)              (450)             -           (7,679)
Net cash used in financing activities             (1,871)       (1,211)            (1,012)             -           (4,094)
Net increase (decrease) in cash                       59            (5)             1,237              -            1,291
Cash, beginning of period                             90            28              1,489              -            1,607
Cash, end of period                                  149            23              2,726              -            2,898




                                                                  Thirty-nine Weeks Ended July 3, 1999
                                              ------------------------------------------------------------------------------
                                                                                 Non-
Statement of Cash Flows                         Parent       Guarantor        Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by (used in) operating
   activities                                   $(11,905)        $ 6,724             $531         $    -          $(4,650)
Net cash provided by (used in) investing
   activities                                     (7,077)         (4,029)            (111)             -          (11,217)
Net cash provided by (used in) financing
   activities                                     18,954          (3,259)             248              -           15,943
Net increase (decrease) in cash                      (28)           (564)             668              -               76
Cash, beginning of period                            120             748            1,229              -            2,097
Cash, end of period                                   92             184            1,897              -            2,173



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen           Thirteen          Thirty-nine        Thirty-nine
                                            Weeks ended       Weeks ended         Weeks ended        Weeks ended
                                              July 1,           July 3,             July 1,            July 3,
                                               2000               1999               2000               1999
                                           --------------    ---------------    ----------------    --------------

Net sales                                       100.0%            100.0%             100.0%              100.0%
Cost of goods sold                               70.7              73.2               70.5                72.0
                                           --------------    ---------------    ----------------    --------------
Gross profit                                     29.3              26.8               29.5                28.0
Selling, general and administrative              17.7              17.0               18.7                18.4
expenses

Severance cost charge                             -                 -                  0.3                 -
                                           --------------    ---------------    ----------------    --------------
Operating income                                 11.6               9.8               10.5                 9.6
Interest expense, net                             3.4               4.1                3.7                 4.4
Other, net                                        0.4               0.8                0.4                 0.3
                                           --------------    ---------------    ----------------    --------------
Income before income taxes                        7.8               4.9                6.4                 4.9
Provision for income taxes                        3.1               1.9                2.6                 1.9
                                                             ---------------    ----------------    --------------
                                           --------------
Net income                                        4.7%              3.0%               3.8%                3.0%
                                           ==============    ===============    ================    ==============

Thirteen weeks ended July 1, 2000 compared to the thirteen weeks ended July 3, 1999

         Net Sales. Net sales increased 11.3% to $123.0 million for the third quarter of fiscal 2000 from $110.5 million in the comparable prior year quarter. This increase was primarily due to an increase in units sold.

         Gross Profit. Gross profit increased 21.8% to $36.1 million, or 29.3% of net sales for the third quarter of fiscal 2000, from $29.6 million, or 26.8% of net sales, for the comparable prior year quarter. The dollar increase was primarily due to the increase in sales volume. The increase in gross profit as a percentage of net sales is primarily due to increased production efficiencies and other cost saving measures. The increase was partially offset by an increase in a provision for excess and obsolete inventory at one of the Company's foreign subsidiaries. Gross profit in the third quarter of fiscal 1999 was negatively impacted by disruptions caused by the installation in May 1999 of an enhanced inventory management and customer order fulfillment system at the Company's Tampa, Florida distribution center. Due to delays in shipping that this installation caused, special discounts were provided to customers which lowered the gross profit margin during the third quarter of fiscal 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $21.8 million, or 17.7% of net sales for the third quarter of fiscal 2000, from $18.8 million, or 17.0% of net sales, for the comparable prior year quarter. The dollar increase was primarily due to an increase in overall units sold. The increase in selling, general and administrative expenses as a percent of net sales was due to a combination of increased spending for merchandising and product development, as well as higher incentive based compensation accruals.

         Interest Expense. Interest expense decreased to $4.3 million for the third quarter of fiscal 2000, from $4.6 million for the comparable prior year quarter. The decrease was primarily due to lower average outstanding borrowings under the Company's credit facility, offset in part by higher interest rates.

         Income Taxes. The Company's effective income tax rate for the third quarter of fiscal 2000 was 39.9% compared to 39.6% in the comparable prior year quarter. These rates are based on the Company's expected effective annual tax rate.

         Net Income. As a result of the above factors, net income increased 75.3% to $5.7 million for the third quarter of fiscal 2000 from $3.3 million in the comparable prior year quarter.

Thirty-nine weeks ended July 1, 2000 compared to the thirty- nine weeks ended July 3, 1999

         Net Sales. Net sales increased 10.6% to $348.9 million for the thirty-nine weeks ended July 1, 2000 from $315.4 million in the comparable prior year period. This increase was primarily due to an increase in units sold.

         Gross Profit. Gross profit increased 16.3% to $102.8 million, or 29.5% of net sales for the thirty-nine weeks ended July 1, 2000, from $88.4 million, or 28.0% of net sales, for the comparable prior year period. The dollar increase was primarily due to the increase in sales volume. The increase in gross profit as a percentage of net sales is primarily due to increased production efficiencies and other cost saving measures. Gross profit for the thirty-nine weeks ended July 3, 1999 was negatively impacted by disruptions caused by the installation in May 1999 of an enhanced inventory management and customer order fulfillment system at the Company's Tampa, Florida distribution center. Due to delays in shipping that this installation caused, special discounts were provided to customers which lowered the gross profit margin during the third quarter of fiscal 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.5% to $65.2 million, or 18.7% of net sales, for the thirty-nine weeks ended July 1, 2000, from $58.0 million, or 18.4% of net sales, for the comparable prior year period. The dollar increase was primarily due to an increase in overall units sold. The increase in selling, general and administrative expenses as a percent of net sales was due to a combination of increased spending for merchandising and product development, as well as higher incentive based compensation accruals.

         Severance Cost Charge. In the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1.0 million for severance payments to the former CEO of Farah/Savane who resigned as an officer and director of the Company effective December 30, 1999.

         Interest Expense. Interest expense decreased to $12.9 million for the thirty-nine weeks ended July 1, 2000, from $13.9 million for the comparable prior year period. The decrease was primarily due to lower average outstanding borrowings under the Company's credit facility, offset in part by higher interest rates.

         Income Taxes. The Company's effective income tax rate for thirty-nine weeks ended July 1, 2000 was 40.3% compared to 38.0% in the comparable prior year period. These rates are based on the Company's expected effective annual tax rate and were lower last year due to the anticipated annual pretax income at the time and the relative impact of non-deductible goodwill amortization expense.

         Net Income. As a result of the above factors, net income increased 38.6% to $13.3 million for the thirty-nine weeks ended July 1, 2000 from $9.6 million for the comparable prior year period.

Liquidity and Capital Resources

The Company's revolving credit line (the "Facility") provides for borrowings of up to $110 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest (9.3% at July 1, 2000) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of July 1, 2000, an additional $57.0 was available for borrowings under the Facility.

During the thirty-nine weeks ended July 1, 2000, the Company generated $13.1 million of cash from its operations. This was primarily the result of net income of $13.3 million (which included noncash expenses of $6.8 million), a decrease in prepaid expenses and other current assets of $7.3 million, and an increase in accounts payable and accrued expenses of $5.8 million, offset in part by a $16.9 million increase in accounts receivable and a $3.2 million increase in inventory.

Capital expenditures totaled $7.8 million for the thirty-nine weeks ended July 1, 2000 and are expected to approximate $11.0 million for the entire fiscal year. The expenditures expected for the remainder of the fiscal year primarily relate to the upgrade or replacement of various equipment, and replacement of the existing computer systems at the Company's Tampa, Florida location.

The Company believes that its existing working capital, borrowings available under the Facility and internally generated funds provide sufficient resources to support current business activities.

Seasonality

Historically, the Company's business has been seasonal, with slightly higher sales and income in the second and third fiscal quarters. In addition, certain of the Company's products, such as shorts and corduroy pants, tend to be seasonal in nature. In the event such products represent a greater percentage of the Company's sales in the future, the seasonality of the Company's sales may be increased.

Factors Affecting the Company's Business and Prospects

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation: continued improvements in operating efficiencies such that the Company's operating income margins continue to improve; the continued acceptance of the Company's existing and new products by its major customers; the financial strength of the Company's major customers; the ability of the Company to continue to use certain licensed trademarks and tradenames, including John Henry(R), Bill Blass(R), and Van Heusen(R); general economic conditions, including potential changes in demand in the retail market, price and availability of raw materials and global manufacturing costs and restrictions; increases in costs; potential business disruptions associated with the Company's implementation of its Enterprise 2000 software systems; and other risk factors listed from time to time in the Company's SEC reports and announcements. In addition, the estimated financial results for any period do not necessarily indicate the results that may be expected for any future period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk is primarily limited to fluctuations in interest rates as it pertains to the Company's borrowings under the Facility and the Real Estate Loan. There have been no material changes to the Item 7A disclosure made in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

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

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the thirteen-week period ended July 1, 2000.

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

August 8, 2000

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

   *10.1 Tropical Sportswear Int'l Corporation 2000 Long-Term Incentive Plan (filed as Exhibit 99.1 to Tropical Sportswear Int'l Corporation's Registration Statement in Form S-8, dated July 28, 2000)

    27.1          Financial Data Schedule (filed herewith).



*  Incorporated by reference.