Form 10-K
period 2000-09-30
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2000-12-19
CIK 1044324

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the fiscal year ended              September 30, 2000

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from  _______________   to    ______________

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

As of December 12, 2000 there were 7,637,727 shares of Common Stock outstanding.
The  aggregate  market value of the Common Stock held by  non-affiliates  of the registrant (assuming for purposes of this calculation,  without conceding,  that all executive officers and directors are  "affiliates"),  based on the last sale price  reported on the Nasdaq  National  Market as of  December  12,  2000,  was
approximately $61,037,312.

                       DOCUMENT INCORPORATED BY REFERENCE:

Certain  portions for the Proxy  Statement of the Annual Meeting of Shareholders
of Tropical  Sportswear  Int'l  Corporation,  to be held on January 23, 2001 are incorporated by reference in Part III of this Annual Report on Form 10K.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS
PART I                                                                               Page No.

Item 1     Business                                                                          4
Item 2     Properties                                                                       14
Item 3     Legal Proceedings                                                                14
Item 4     Submission of Matters to a Vote of Security Holders                              14

PART II

Item 5     Market for Registrant's Common Equity and Related Shareholder Matters            15
Item 6     Selected Financial Data                                                          16
Item 7     Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                    16
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                       27
Item 8     Financial Statements and Supplementary Data                                      27
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                       27

PART III

Item 10    Directors and Executive Officers of the Registrant                               28
Item 11    Executive Compensation                                                           28
Item 12    Security Ownership of Certain Beneficial Owners and Management                   28
Item 13    Certain Relationships and Related Transactions                                   28

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                  29

Forward Looking Statements

Certain statements  contained in this report Annual Report on Form 10-K that are not purely  historical may be forward looking  statements  within the meaning of
Section 27A of the  Securities  Act of 1933, as amended,  and Section 21E of the
Securities Exchange Act of 1934, as amended,  including statements regarding the
Company's expectations,  hopes, beliefs, intentions, or strategies regarding the future. Forward looking statements are subject to the safe harbor created by the
Private  Securities  Litigation Reform Act of 1995.  Forward looking  statements include statements regarding,  among other things: (i) continued improvements in operating efficiencies such that the Company's operating income margins continue to improve;  (ii) the continued  acceptance  of the  Company's  existing and new products by its major customers;  (iii) the financial  strength of the Company's major  customers;  (iv) the  ability of the  Company to  continue to use certain licensed trademarks and tradenames,  including Bill Blass(R), John Henry(R), and
Van  Heusen(R);  (v) the timing of  introduction,  shipment  and  success of the recently licensed  Victorinox(R)  trademark;  (vi) general economic  conditions,
including  potential  changes  in  demand  in  the  retail  market,   price  and
availability of raw materials and global  manufacturing  costs and restrictions;
(vii) increases in costs; (viii) the Company's anticipated backlog and sales and their expected impact on the Company's operations;  (ix) potential  acquisitions by the Company;  (x) the Company's future financing plans; (xi) trends affecting the Company's financial condition or results of operations;  (xii) the Company's growth strategy,  operating strategy and financial  strategy;  (xiii) regulatory matters  affecting  the Company,  including  quotas and tariffs and recent trade
legislation   regarding  trade  with  the  Caribbean  Basin   countries;   (xiv)
international risks including exchange rate fluctuations, trade disruptions, and political  instability of foreign markets;  (xv) potential business  disruptions associated  with the Company's  implementation  of its Enterprise  2000 software systems;  (xvi) the Company's  election to retain earnings or to declare and pay dividends;  and  (xvii)  other  risk  factors  listed  from  time to time in the
Company's  other  reports  filed with the  Securities  and Exchange  Commission, especially those discussed under the heading "Risk Factors." All forward looking statements  included in this document are based on information  available to the
Company on the date hereof,  and the Company assumes no obligation to update any such  forward  looking  statement.  Among the factors  that could  cause  actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this  report  and the risks  discussed  under  "Management's  Discussion  and
Analysis  of  Financial  Condition  and  Results of  Operations  - Risk  Factors
Affecting the Company's Business and Prospects" in Item 7.

                                     PART I

Item 1.  Business

General

         Tropical  Sportswear Int'l  Corporation  (the "Company")  produces high quality  casual and dress men's and women's  apparel and provides  major apparel retailers with comprehensive brand management  programs.  The Company's programs currently  feature pants,  shorts,  shirts,  coats,  and denim jeans for men and pants and skirts for women.  These  products are marketed  under  Company  owned
National  brands such as Savane(R) and Farah(R),  licensed brand names including
Bill Blass(R), John Henry(R), Van Heusen(R), and Victorinox(R) and Company owned private brands including Bay to Bay(R),  Original Khaki Co.(R),  Authentic Chino
Casuals(R),  Flyers(TM),  and Two Pepper(R). The Company distinguishes itself by focusing on the  apparel  retailers'  return on  investment.  The  Company  also provides  the  retailer  with  customer,  product and market  analysis,  apparel design,  production,  merchandising,  and  inventory  forecasting.  The  Company markets its apparel through all major retail  distribution  channels,  including department and specialty stores,  national chains,  catalog retailers,  discount and mass merchants and wholesale clubs.  The Company's  mission is to profitably deliver apparel products faster, better and cheaper than anyone in the world.

         The  Company's  apparel  line focuses on basic,  recurring  styles with innovative  design and fabrication  features.  The Company  believes its apparel line is less  susceptible  to fashion  obsolescence  and less seasonal in nature than  fashion  styles.  Most of the  Company's  products  are  derived  from six production  platforms,  or "chassis," each of which  incorporates basic features requiring  distinct  manufacturing  processes,  such as  inclusion of an elastic waistband,  a  jeansband  or  button-flap  pockets.  The six basic  chassis  are modified  to produce  separate  styles  through  variations  in cut,  fabric and
finish.   This  process  enables  the  Company  to  achieve  both  manufacturing consistency and efficiencies  while producing a wide variety of products through distinctions in color and style.

         The Company manages the  manufacture and  distribution of a majority of all of its products  utilizing its cutting  facilities in Tampa,  Florida and El
Paso, Texas,  independent garment assembly  contractors located primarily in the
Dominican  Republic,  Honduras and Mexico,  a product  labeling and distribution facility located in Tampa, and a distribution  facility located in Santa Teresa,
New Mexico. With the use of a unique process known as "modular" production,  the garment assembly  contractors are able to improve  utilization of floor space in their existing  plants and increase their  production  volume.  The Company also sources certain finished garments from independent  manufacturers located in the
Pacific Rim, the Middle East and Mexico.

         Under  national  brand  programs,  products are labeled at the assembly factory. Under private brand programs,  most products receive  customer-specific labeling and packaging  after  receiving  confirmation of a customer order. As a result,  the common stock keeping unit (i.e. style,  color, and size, known as a
"SKU"), is differentiated only by labeling and packaging,  enabling the products to be sold through different distribution channels.  This merchandising strategy offers  quick-response  execution of customer orders without the associated risk of carrying  customer-specific  inventories.  Under certain  circumstances,  the
Company  will  apply  a  customer  specific  label  to the  product  during  the production process.

         The Company  believes it is well  positioned  to  accommodate  internal growth. The Company's current facilities in Tampa, El Paso and Santa Teresa have enough  capacity to accommodate an  approximately  50% increase in the Company's cutting and shipping volume. Many of the independent  assembly  contractors used by the Company have flexible  capacity and additional  contractors are generally available.

         The  Company  utilizes  advanced  technology  in  all  aspects  of  its business.  The Company's  systems include,  among other things,  apparel design, materials  sourcing,  production  planning and logistics,  customer order entry, sales  demand  forecasting  and order  fulfillment,  integrated  with  financial reporting and human resources.  The Company's use of technology produces greater efficiencies  throughout  the  production  process and  results in  high-quality products,  low-cost  production and more effective and responsive customer order execution. Apparel products are developed using a computer-aided-design  ("CAD")
system  integrated with fabric cutting to maximize product quality and materials yield.  Accurate and timely order execution is achieved through  electronic data
interchange   ("EDI")  order  entry  and  quick   replenishment  of  core  SKUs.
Substantially  all orders are placed via EDI. The Company's systems enable it to further assist the retailer by tracking  point-of-sale  ("POS")  activity by SKU
and  forecasting  consumer  demand  and  seasonal  inventory  requirements.   An
increasing number of customers are utilizing the Company's  sophisticated vendor managed  inventory  ("VMI")  program.  Under a VMI program the Company's  system
controls  the  customer's   inventory  levels  by  SKU  and  immediately  orders
replenishment  of units sold off the shelf.  Orders generally are shipped to the retailer  within two to three  working days of receipt of shipping  instructions utilizing a fully integrated inventory management and order fulfillment system.

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

Industry

         According to a retail industry research firm, the U.S. apparel industry totaled  approximately  $184 billion in retail sales in 1999.  The industry grew approximately 3.9%, 4.7% and 4.8% in 1999, 1998 and 1997, respectively. In 1999, the men's bottoms business  represented  approximately 8.9% of the total apparel market.  The Company  believes that the apparel industry is characterized by the following trends:

         Only the Best Products and Delivery  Systems.  Major apparel  retailers are focused on maximizing the return on their  investment in inventory and floor space. To achieve this, they are seeking  partners who can deliver only the best quality apparel products faster and cheaper than others.

         Trend Toward  Retail  Merchandise  Management  Programs.  Major apparel retailers are increasingly  outsourcing apparel merchandise  management programs to minimize inventory risks, to increase profitability and return on investment, and to enable them to replenish  inventory rapidly.  In addition,  major apparel retailers are  consolidating  their suppliers to improve customer service and to enhance  economies  of scale.  The  Company  believes  that its ability to offer leading  brands and private  brand  programs  positions it well to capitalize on these trends.

         Retail  Consolidation of Branded  Merchandise.  Major apparel retailers are  reducing the number of brands they offer in favor of a few of the most well recognized consumer brands. The Company believes the Savane(R),  Farah(R),  Bill
Blass(R),  John  Henry(R),  and  Van  Heusen(R)  brands  are  favored  by  their respective customers and are well-positioned to gain market share.

         Trend Toward High Quality Private Brand Apparel.  There is an increased trend toward high quality,  private brand  apparel.  Private brand apparel bears the retailer's  own name or a proprietary  brand name exclusive to the retailer.
Private  brand  apparel  allows the  retailer  greater  control  with respect to selling prices and gross margins. Additionally,  consumers often obtain a better value,  in the form of higher  quality  fabric or finishes,  for the same retail price. An increase in consumer  demand for private brand garments,  coupled with retailers' demands for higher margins, has resulted in retailers allocating more space to private brand products.

         Trend Toward  Luxury  Fabrics.  There is a growing  trend in the United
States toward luxury fabrics such as silks, Tencel(R), wool, Lycra(R), rayon and other  micro-denier  type fabrics,  as well as various blends of these and other fabrics.  These  fabrics  have a very  appealing  texture  and feel and  apparel products made with these fabrics, while still considered casual, have a dressier appearance and are generating strong consumer demand.

         Expansion of  Caribbean  and Mexican  Production.  Since the passage of
Section 807 of the  Harmonized  Tariff  Schedule of the United States (now found under tariff  subheading  9802.00.80,  but herein referred to as "Section 807"),
American apparel  companies have  increasingly  utilized  production  facilities located in the Caribbean Basin,  including the Dominican  Republic.  The Company believes that the Dominican  Republic  offers  certain  competitive  advantages, including favorable pricing and better quality  production,  a long-standing and relatively stable production network, and much shorter transportation periods as compared to goods  assembled in the Pacific Rim. During Fiscal 2000, the Company
sourced  approximately  38% of  its  products  from  facilities  located  in the
Caribbean  Basin,  approximately  39% from  facilities  located in  Mexico,  and approximately 23% from other facilities.

         The Caribbean Basin Trade Partnership Act ("CBTPA") became effective on
October 2, 2000.  CBTPA  generally  grants duty and quota-free  access to United
States  markets for garments cut in the United States or in the Caribbean  Basin and assembled in the Caribbean  Basin from U.S.  fabric and U.S. yarn. The CBTPA legislation will be effective through September 30, 2008.

         The North American Free Trade Agreement ("NAFTA"),  effective 1994, has permitted  Mexican  manufacturers  to ship  finished  apparel  products into the
United States at no or reduced duties. According an industry expert, 1996 marked the first year in which  apparel  products  exported  to the United  States from
Mexico exceeded products exported from any other country, including China.

Business and Growth Strategies

         The Company believes that its business and growth  strategies  position it to  take  advantage  of key  industry  trends  including:  (i) an  increasing
emphasis  by  major  apparel   retailers  on  return  on  investment  and  rapid
replenishment; (ii) an increase in retailer and consumer demand for high-quality private  brand  apparel;  (iii) a trend toward  luxury  fabrics and (iv) a trade policy which favors the manufacture of products in Mexico and the Caribbean. The key elements of the Company's  business and growth  strategies center around its mission to do things faster,  better and cheaper,  and include the following key components:

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

         High-Quality  Products. The Company applies stringent quality standards throughout its operations,  from the design of its products through the shipment of customer  orders.  In Fiscal 2000, the application of these standards  resulted in a rate of  customer  returns for defects of less than 0.5%.

         Innovative  New  Products.  The Company  believes  that  innovation  is critical to succeeding in today's apparel market.  Fresh,  new products with unique design or fabrication  features help fuel consumer  demand.
         For  example,  the Company  introduced a new short this year that packs within  itself.  The  "packable"  short was very well accepted with one large retailer selling over 100,000 units in a single week.

         Low-Cost and Flexible Operations.  The Company is organized to effect a short production cycle.  Currently, it takes an average of 30 days from the receipt of raw materials  through receipt of a finished  garment in its distribution centers. The Company believes its "chassis" production concept allows it to execute production runs more cost-effectively than
         its  competitors.   The  Company  outsources  labor  intensive  garment
         assembly and finishing  operations to  independent  manufacturers  on a fixed cost per unit basis.  This  strategy  reduces the  personnel  and capital  resources  invested in the production  process and enables the
         Company to vary production levels with changes in customer demand.

         Managed  Inventory  Risk.  The  Company  believes  that it  effectively manages  its  inventory  risk by (i)  producing  focused  lines of core
         apparel   products,   (ii)  reducing  the  production  cycle  time  and
         maximizing  production  flexibility and (iii) tracking  customer demand trends by SKU on a per store basis.

         Customer Service.  The Company provides customer  satisfaction  through high-quality products and customized  merchandise  management programs.
         These  programs  serve to  increase  retailer  margins  by  outsourcing traditional  retailer  merchandising  functions and reducing  inventory risk and excessive markdowns.

         Savane(R) Brand Support.  The Company  provides  significant  financial support for the  Savane(R)  brand  including in store  fixtures,  co-op advertising support, other advertising,  and a staff of over 40 company employees  that visit  stores to help  arrange  product and  coordinate product  delivery and stocking.  The Company  believes  these  services build brand recognition and customer loyalty as well as support for the brand by the retailer.

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

         E  Commerce.  The  Company  intends to expand its  operations  into the
         Internet retailing business in partnership with its existing customers.

         Global  Expansion.  The  Company  intends to expand  with its  existing customer base as major apparel retailers develop international markets.
         Certain  retailers  are  expanding  into  Europe and  Mexico.  With its established  operations in the United Kingdom and Texas, the Company is well positioned to capitalize on this trend.

         New Product  Introductions.  The Company  will  continue to develop and bring to market  innovative  products  that  complement  existing  core product  lines.  Targeted  product  categories  include  lines of men's casual  shirts  and  women's  sportswear.  Since  speed  to  market  is critical, the Company believes its short product development cycle time
         (41 days from  concept to  shippable  product)  gives it a  competitive advantage.

         Licensing. The Company will continue with its strategy of obtaining the exclusive use of well recognized, high quality brands through licensing agreements similar to the recently signed Victorinox(R) license.

         Acquisitions.  The Company  considers  the  acquisition  of  additional established  brands and the  acquisition of producers of  complementary new product  lines that would be accretive to  shareholder  value.  The
         Company  regularly  evaluates  and  considers   acquisition  and  other
         strategic opportunities.

Products

         The Company produces a core line of high quality men's casual and dress pants,  shirts,  shorts and denim  jeans as well as a core line of high  quality women's  sportswear.  The  following  table sets forth sales mix  expressed as a percentage of net sales for Fiscal 2000:

                                 Casual Pants                     52%
                                 Dress Pants                      22
                                 Shorts (including Denim)         17
                                 Denim Jeans                       5
                                 Women's & Other                   4
                                                               --------
                                                                 100%
                                                               ========

         The  Company's  apparel  line focuses on basic,  recurring  styles with innovative  design and fabrication  features.  The Company  believes its apparel line is less  susceptible  to fashion  obsolescence  and less seasonal in nature than fashion styles.  Key fabrics include 100% cotton and blends utilizing silk,
Tencel(R),  rayon, wool, Lycra(R) and other micro-denier type fabrics as well as various blends of these and other fabrics.

         The Company's marketing teams examine domestic and international trends in the  apparel  industry as well as  industries  outside the sphere of apparel, including the technology,  automobile,  grocery and home furnishings industries, to determine  trends in styling,  color,  consumer  preferences  and  lifestyle.
Virtually  all of the  Company's  products are  designed by its  in-house  staff utilizing  CAD  technology,  which  enables  the  Company  to  produce  computer simulated samples that display how a particular style will look in a given color and fabric.  The Company can quickly  generate  samples and alter the  simulated samples in response to customer  input.  The use of CAD  technology  reduces the time and costs  associated with producing  actual sewn samples prior to customer approval and allows the Company to create custom designed  products  meeting the specific needs of a customer.  The Company's  product  content and  construction specifications  require the use of matched finish thread throughout the garment, surge seaming of all pockets,  rigorous  attention to seam  construction,  color matching of all  components  and the generous use of fabric to produce a fuller, more comfortable fit and to reduce costly customer returns.

Customers and Customer Service

         The  Company  markets  its  products  across all major  apparel  retail channels to department stores, discounters and mass merchants,  wholesale clubs, national chains,  specialty stores, catalog retailers and the Internet. Sales to the Company's five largest customers represented  approximately 51.8%, 51.1% and
50.9% of net sales during  Fiscal 2000,  1999 and 1998,  respectively.  Sales to
Wal-Mart  (including Sam's Club, the nation's largest chain of wholesale clubs), accounted for  approximately  25.7%,  24.5% and 23.8% of net sales during Fiscal
2000, 1999 and 1998, respectively.  The Company also sells its products to other major retailers,  including Belks, BJ's Wholesale Clubs, Costco Wholesale Group,
Dayton Hudson Group, Dillards Department Stores, Federated Department Stores, JC
Penney, Kohl's Department Stores,  Marmaxx Group, May Company Department Stores,
Phillips-Van  Heusen,  Saks  Incorporated   Department  Stores  and  Sears.  The
following table sets forth sales by distribution channel for Fiscal 2000:

                           Department Stores                          34%
                           Discounters and Mass Merchants             23
                           Wholesale Clubs                            19
                           National Chains                            14
                           Outlet & Other                              7
                           Specialty Stores                            3
                                                                  ---------
                                                                     100%
                                                                  =========

         The  Company  offers  its  customers   comprehensive  brand  management
programs, which provide: (i) merchandise planning and support; (ii) consistently high quality products;  (iii) value-added services,  such as custom labeling and
packaging   design,   just-in-time   electronic  order  execution,   and  retail
profitability  analysis;  and (iv) access to state-of-the-art  sales forecasting and inventory  management  systems and internet order  fulfillment.  The Company believes  that close  collaboration  with its  customers  provides the Company's employees the opportunity to better  understand the fashion,  fabric and pricing strategies of the customer and leads to the generation of products that are more consistent with customer  expectations.  At the same time, the customer is given the  opportunity,  at minimal  expense and risk,  to benefit from the  Company's
substantial  expertise  in  designing,   packaging  and  labeling  high  quality
products.

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

         The Company  offers each of its  existing and  prospective  customers a marketing plan tailored to the customer's market niche. Using its marketing data and industry  experience,  the Company is able to create,  for each existing and prospective customer and each particular product, a marketing plan that outlines optimum volume, timing and pricing strategies,  markdown and sell-through trends and profit margins.

         The Company operates an EDI system, that allows it to accept EDI orders
24 hours a day and  typically  ship orders  within two to three working days. In
Fiscal 2000, substantially all orders were received via EDI.

Operations

         Overview.  The Company cuts its fabric  principally at its Tampa and El
Paso facilities  before offshore  finishing and assembly.  The Company  believes that the use of independent  international  suppliers to assemble components cut at the Company's  facilities  enables it to provide  customers with high quality goods  at  significantly  lower  prices  than if it  operated  its own  assembly facilities. The Company also imports finished goods, principally denim jeans and shorts, shirts and coats from Mexico, the Pacific Rim and the Middle East.

         Purchasing. The Company principally purchases raw materials,  including fabrics,  thread,  trim and  labeling and  packaging  materials,  from  domestic sources  based on quality,  pricing and  availability.  Prior to  shipment,  the
Company undertakes a quality audit at its major suppliers to assure that quality standards are met. An additional  quality audit is performed upon receipt of all raw materials. The Company has no long-term agreements with any of its suppliers and does not believe that the  continued  use of any supplier is material to its business.  The Company  projects raw material  requirements  through a series of planning sessions, taking into account orders received and future projections by style and color. This data is then used to purchase the raw material  components needed by production time frame in order to meet customers' requirements.

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

         Assembly.  Component parts are shipped by common carrier to independent foreign  manufacturers,  principally  in the  Dominican  Republic,  Honduras and
Mexico,  for assembly and finishing.  There are no material formal  arrangements between the Company and any of its  contractors,  but the Company  believes that its  relations  with its  contractors  are  generally  good.  Using  independent contractors  allows the  Company to shift its sources of supply  depending  upon production and delivery  requirements  and cost, while at the same time reducing the need for significant capital expenditures,  work-in-process  inventory and a large production work force. The Company arranges for the assembly or production of its products primarily based on orders received. A significant portion of its customers'  orders are received prior to placement of its initial  manufacturing orders.  The Company inspects  prototypes of each product before production runs are commenced.  Random in-line quality  control checks are performed  during and after assembly before the garments leave the contractor.  The Company  currently has a team of full-time  production and quality control personnel on-site in the
Dominican Republic, Honduras and Mexico.

         The  Company  also owns and  operates a sewing  plant in Mexico that it acquired in connection with the Savane  acquisition.  This plant, which occupies an  approximately  74,000 square foot building in  Chihuahua,  Mexico,  produces casual pants and shorts.

Imports and Import Regulations

         The Company presently  imports garments under three separate  scenarios having distinct customs and trade  consequences:  (i) direct imports of finished goods (mostly from the Pacific Rim and the Middle  East);  (ii) imports from the
Dominican Republic and Honduras; and (iii) imports from Mexico.

         For direct  importation,  imported  garments are normally taxed at most favored nation ("MFN")  tariffs and are subject to a series of bilateral  quotas that  regulate  the number of garments  that may be imported  annually  into the
United States. These tariffs generally range between 17% and 35%, depending upon the nature of the garment (e.g.,  shirt,  pant),  its construction and its chief weight by fiber.

         Although  merchandise imported from the Dominican Republic and Honduras is subject to the similar tariff and quota  consequences  described  above,  for most of the  merchandise  sourced from these  Caribbean  Basin  countries by the
Company during Fiscal 2000, the so-called "807" program  allowed  merchandise to be admitted  into the United  States with a  substantial  tariff  reduction.  In essence,  reduction in dutiable value was equal to the value of U.S.  components incorporated  into these assembled goods plus southbound  international  freight and insurance.

         The Caribbean Basin Trade Partnership Act ("CBTPA") became effective on
October 2, 2000. CBTPA generally grants duty and quota-free  access for garments cut in the  United  States  or in  the  Caribbean  Basin  and  assembled  in the
Caribbean  Basin from U.S. fabric and U.S. yarn. The CBTPA  legislation  will be effective through September 30, 2008.

         The Company  also  imports  finished  goods from Mexico under the North
American Free Trade Agreement, commonly known as NAFTA. Under NAFTA, merchandise that qualifies is accorded reduced or duty-free access and is not subject to any quota.

Personnel

         At November 25, 2000, the Company had 2,081 associates, including 1,318 in the United States,  37 in the Dominican  Republic,  589 in Mexico,  76 in the
United Kingdom, 36 in Australia, and 25 in New Zealand.  Approximately 6% of the
Company's  employees  are members of the Union of  Needletrades  Industrial  and
Textile  Employees.  The collective  bargaining  agreement with these  employees expires in February  2003.  Approximately  21% of the  Company's  employees  are members of Sindicato de  Trabajadores  de la Industria  Costurera,  Similaries y
Conexes, C.T.M. The collective bargaining agreement with these employees expires in January 2001.  The Company  considers its relations  with its employees to be generally good.

         The Company is committed to developing  and  maintaining a well-trained workforce.  The Company  provides or pays for  thousands of hours of  continuing education  annually  for its  employees on subjects  ranging  from  computers to foreign  languages.  The Company is equally  committed to the  well-being of its employees.  The Company  offers its  full-time  employees  and their  families a comprehensive benefits package that includes a 401(k) plan with a company match, a choice of group health insurance plans, term life insurance (with an option to purchase additional coverage),  a choice of dental plans, and a vision plan. The
Company also offers tuition  reimbursement.  The Company  maintains a recreation area and  health  club  facilities  in Tampa  for the use and  enjoyment  of its
employees   and  their   families.   The  Company   also  enjoys   long-standing
relationships  with  certain  of its  independent  assembly  contractors  in the
Dominican  Republic  and  Mexico  and has  contributed  financial  resources  to improving conditions for their employees.

Management Information Systems

         The Company believes that advanced  information  processing is critical to its business.  The Company's philosophy is to utilize modern technology where it will enhance its competitive position. Consequently, the Company continues to upgrade its management  information  systems in order to maintain better control of its inventory and to provide  management with information that is current and accurate.  The Company's  management  information  systems provide,  among other things,  comprehensive order processing,  production,  accounting and management
information   for  the  Company's   marketing,   manufacturing,   importing  and
distribution   functions.   To  support   the   Company's   flexible   inventory
replenishment  program,  the Company has an EDI system  through  which  customer inventories can be tracked and orders  automatically placed by the retailer with the Company.

         In the first  quarter of Fiscal  2001,  the Company  implemented  a new integrated  operating and management  information  system at it's Tampa location
("Enterprise  2000"). The components of Enterprise 2000 interface such functions as production  planning,  purchasing and scheduling,  customer order management, inventory warehouse management, accounting and human resources.

Human Rights Policy

         The Company has a  comprehensive  human  rights  policy.  The policy is consistent  with the  Responsible  Apparel  Production  Principles,  which  were recently  endorsed by the American  Apparel and Footwear  Association  and other
Caribbean Basin apparel manufacturing associations. The Company's policy focuses on working conditions in the independent  assembly  contractors  utilized by the
Company  and among  other  things,  prohibits  under age labor and poor  working conditions.  Compliance with the policy is mandatory and is closely monitored in the following  ways: (1) Company  employees  visit each  independent  contractor plant on a daily  basis,  (2)  management  of the  Company  periodically  visits independent contractor plants and (3) an independent third party agency utilized by many  companies in the apparel  industry  performs  audits  periodically  and reports  the  results to the  Company.  The Company  will  promptly  discontinue production with any independent contractor that does not comply with the policy.

Competition

         The apparel  industry is highly  competitive  and the Company  competes with  numerous  apparel  manufacturers,  including  brand name and private label producers,  as  well as  retailers  that  have  established,  or may  establish, internal product development and sourcing capabilities. The principal markets in which the Company  competes  are the United  States,  United  Kingdom,  Ireland,
Germany,  Mexico and  Southeast  Asia.  Many of the  Company's  competitors  and potential  competitors have greater  financial,  manufacturing  and distribution resources than the Company.  The Company believes that it competes  favorably on the basis of quality and value of its programs  and  products and the  long-term customer relationships it has developed. Nevertheless, any increased competition from  manufacturers  or retailers  could result in  reductions  in unit sales or prices,  or both,  which could have a material  adverse  effect on the Company's business and results of operations.

Trademarks and Licenses

         The  Company  holds  or has  applied  for over 600  United  States  and worldwide  trademark  registrations  covering its various brand names  including
Savane(R),  Farah(R),   Flyers(TM),   Original  Khaki  Co.(R),  Authentic  Chino
Casuals(R),  and Bay to Bay(R). The word marks Savane(R),  Farah(R),  and Bay to
Bay(R) are  registered  with the United States Patent and Trademark  Office.  In addition,  the word marks Savane(R),  Farah(R), and Bay to Bay(R) are registered in various countries  worldwide.  Pursuant to separate license  agreements,  the
Company has the exclusive  rights to use, (i) the Bill Blass(R)  trademark  with respect to casual pants, shorts and jeans, (ii) the John Henry(R) trademark with respect to men's bottoms and coats,  and (iii) the Van Heusen(R)  trademark with respect  to the sale,  distribution  and  promotion  of men's  pants,  jeans and shorts. These licenses expire in 2005, 2003 and 2001, respectively.  The license agreement  with respect to the Bill  Blass(R)  trademark is subject to a renewal option that would extend the expiration date through 2010. The license agreement with respect to the John Henry(R)  trademark is subject to seven renewal options that would extend the expiration  date through 2038. The license  agreement with respect to the Van  Heusen(R)  trademark  is expected  to be renewed  beyond its current  expiration date of March 31, 2001. In October 2000, the Company entered into a license agreement with Swiss Army Brands,  Inc., with a five-year initial term,  with  automatic  renewal  terms and  conditions  thereafter.  Under  this
agreement,   the  Company  has  the  exclusive   worldwide  license  to  design,
manufacture   and  market  men's  and  women's   apparel   products   under  the
Victorinox(R)  brand.  The Company believes that it has the exclusive use of all of its owned and licensed trademarks in the noted categories.

Credit Facilities

         The Company needs significant working capital to purchase inventory and finance accounts  receivable and,  consistent with industry  practice,  is often required  to  post  letters  of  credit  when  placing  an  order  with  certain
international   manufacturers.   Currently,   the  Company's   working   capital
requirements  are met through a $110 million credit facility with a syndicate of banks (the "Facility"), which expires in June 2003.

Factoring of Accounts Receivable

           The Company sells  substantially all of its trade accounts receivable to two factors  that  assume  virtually  all of the credit risk with  respect to collection of such accounts.  Each factor pays the Company the receivable amount upon the  earlier of (i)  receipt by the  factor of payment  from the  Company's customer  or (ii) 120 days  past the due  date  for  such  payment.  The  factor approves  the credit of the  Company's  customers  prior to sale.  If the factor disapproves  or limits a sale to a customer  and the Company  decides to proceed with the sale, the Company bears some credit risk.  These  factoring  agreements expire  in June 2001 and  September  2001,  and the  Company  has the  option of renewing them.

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

Backlog

         On September  30, 2000,  the Company had  unfilled  customer  orders of approximately  $336.5 million.  All of such orders are scheduled for shipment in
Fiscal 2001.  On October 2, 1999,  the Company had unfilled  customer  orders of approximately  $323.3 million.  Fulfillment of orders is affected by a number of factors,  including  revisions in the scheduling of manufacture  and shipment of the  product  which,  in some  instances,  depends on the  demands of the retail consumer.  Accordingly, a comparison of unfilled orders from period to period is not necessarily  meaningful,  and the level of unfilled orders at any given time may not be indicative of eventual actual shipments.

Executive Officers of the Registrant

         The  following  table  provides  the  names  and ages of the  Company's executive  officers,  and the  positions and offices  currently  held by each of them:

      Name                    Age                   Position(s)

      William W. Compton      57       Chairman of the Board and Chief Executive
                                         Officer
      Richard J. Domino       52       President
      Michael Kagan           61       Vice  Chairman  of  the Board,  Executive
                                         Vice President, Chief Financial Officer
                                         and Secretary
      Michael R. Mitchell     47       President, Savane International Corp.
      Gregory L. Williams     47       Executive  Vice  President  and   General
                                         Counsel

         William  W.  Compton  has  served  as  Chairman  of the Board and Chief
Executive  Officer  of the  Company  since  November  1989.  He also  served  as
President of the Company from November 1989 to November  1994.  Mr.  Compton has over 30 years of  experience  in the apparel  industry.  Mr.  Compton  serves as
Chairman of the American Apparel and Footwear Association and is a member of the
Board of  Directors  for the  Center  for  Entreprenuership  for  Brigham  Young
University

         Richard  J.  Domino  joined  the  Company  in 1988  and has  served  as
President of the Company since  November  1994. Mr. Domino served as Senior Vice
President  of Sales and  Marketing  from  January  1994 to October 1994 and Vice
President of Sales from  December  1989 to December  1993.  He has over 25 years experience in apparel-related sales and marketing.

         Michael Kagan has served as Vice Chairman of the Board,  Executive Vice
President,  Chief Financial  Officer and Secretary of the Company since November
1989.  He was also  Treasurer of the Company from November 1989 to January 1998.
Mr. Kagan has more than 30 years experience in the apparel industry.

         Michael R. Mitchell serves as President of Savane  International  Corp.
He has served as President  since March 1994.  Prior to then,  Mr.  Mitchell was employed by Savane since 1981 in various sales and marketing capacities. He also served on the Savane Board of Directors from March 1994 until June 1998.

         Gregory L. Williams has served as Executive  Vice President and General
Counsel of the Company since July 1999. Before joining the Company, Mr. Williams practiced commercial law in Tampa, Florida for 18 years.

Item 2.  Properties

         The Company's corporate  headquarters are located in Tampa, Florida and are  owned  by  the  Company.  The  Company  considers  both  its  domestic  and international  facilities  to be suitable and adequate to meet its current needs and  to  have  sufficient  productive  capacity  for  current  operations.  (See
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations - Risk Factors Affecting the Company's Business and Prospects.")

         The following table reflects the general location,  use and approximate size of the Company's significant real properties:

                                                                     Approximate  Owned/
          Location                           Use                  Square Footage  Leased (1)
--------------------------   -----------------------------------   ------------- ------------

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
Chihuahua, Mexico            Garment  manufacturing  plant              73,800      Owned
San Jose, Costa Rica         Garment  manufacturing  plant             124,000      Owned (2)
Cartago, Costa Rica          Garment  manufacturing  plant              77,000      Owned (2)
Auckland, New Zealand        Office/Warehouse                            9,000      Owned
El Paso, Texas               Administrative office                      51,000      Leased
El Paso, Texas               Fabric cutting facility                   205,000      Leased
Sydney, Australia            Office/Warehouse                           29,000      Leased
Suva, Fiji                   Three garment manufacturing plants         35,000      Leased (3)
Witham, United Kingdom       Office/Distribution Center                 57,000      Leased
Santa Teresa, New Mexico     Distribution Center                       250,000      Leased

-------------------------

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The  Company's  Common Stock has traded on The Nasdaq  National  Market under the symbol  "TSIC"  since in its  initial  public  offering on October 28,
1997.  The  initial  public  offering  price of the Common  Stock was $12.00 per share.  Prior to such time,  there was no established  public trading market for the Company's  Stock. At December 12, 2000,  there were  approximately 75 record holders of the Company's Common Stock, and the Company estimates that there were approximately  1,350  beneficial  holders on the same date.  The following  sets forth the quarterly  high and low last sale prices per share of the Common Stock as reported by the Nasdaq National Market for the last two fiscal years.

                      Fiscal Year Ended
                      October 2, 1999               High              Low
                      First Quarter                 35 7/8            18
                      Second Quarter                36 5/8            18 15/16
                      Third Quarter                 31 7/8            18
                      Fourth Quarter                29 1/2            16 5/8

                      Fiscal Year Ended
                      September 30, 2000            High              Low
                      First Quarter                 21 9/16           16
                      Second Quarter                16 5/8            11
                      Third Quarter                 23 3/4            12 1/16
                      Fourth Quarter                22 1/4            16 1/8

         The transfer  agent and registrar for the Common Stock is Firstar Trust
Services, Milwaukee, Wisconsin.

         The Company has not  declared or paid any cash  dividends on its Common
Stock since 1989.  The Company  currently  anticipates  that all of its earnings will be retained for  development  and expansion of the  Company's  business and does not anticipate  declaring or paying any cash  dividends in the  foreseeable future.  Moreover,  the company's  various credit  agreements  contain covenants expressly prohibiting the payment of any cash dividends.

Item 6.  Selected Financial Data

         The following selected  financial data (in thousands,  except share and per share data) are derived from the  consolidated  financial  statements of the
Company for each of the five years in the period ended September 30, 2000. These consolidated financial statements have been audited and reported upon by Ernst
& Young LLP, independent certified public accountants.

                                                                       Fiscal Year Ended
                                           ------------------------------------------------------------------
                                           September 30,  October 2,   October 3, September 27, September 28,
  Statements of Income Data:                    2000         1999         1998        1997          1996
                                           ------------- ----------- ------------ ------------- -------------
  Net sales                                     $472,985    $420,691     $263,976      $151,692      $117,355
  Gross profit                                   137,522     117,922       68,889        36,055        26,223
  Selling, general and administrative
       expenses                                   88,719      80,511       43,204        19,443        15,189
  Termination of system implementation                 -       3,999            -             -             -
  Severance cost charge                            1,006           -            -             -             -
  Operating income                                47,797      33,412       25,685        16,612        11,034
  Interest expense                                17,351      18,586        6,866         2,889         2,498
  Income before income taxes                      29,195      13,853       17,283        13,176         7,916
  Net income                                      17,503       8,251       10,802         8,269         5,171
  Net income per common share-diluted             $ 2.27      $ 1.05       $ 1.43        $ 1.37        $ 0.86
  Weighted average number of shares
       used in the calculation - diluted       7,725,000   7,838,000    7,550,000     6,015,000     6,015,000
  (1)

                                                                          Fiscal Year Ended
                                           ------------------------------------------------------------------
                                           September 30,  October 2,   October 3, September 27, September 28,
  Balance Sheet Data:                           2000         1999         1998         1997          1996
                                           ------------- ----------- ------------ ------------- -------------
  Working capital                               $111,627    $120,041     $107,397       $30,234       $25,483
  Total assets                                   302,061     289,322      297,476        69,658        63,415
   Long-term debt and obligations
       under capital leases                      145,541     170,894      171,494        24,055        24,162
   Shareholders' equity                            75,834     59,823       50,964        26,651        18,382

(1)      Computed  on the  basis  described in  Notes to Consolidated  Financial
         Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations

General

         The Company manages the production of a majority of all of its products utilizing  its  facilities  in Tampa,  Florida  and El Paso,  Texas and  through independent assembly contractors located in the Dominican Republic, Honduras and
Mexico. In addition, the Company currently produces a limited amount of finished goods in a  company-owned  manufacturing  facility  in  Mexico  and the  Company sources  finished  goods from  independent  suppliers.  For goods  assembled  by independent manufacturers,  the Company purchases and inventories all of its raw materials and cuts its fabric in its Tampa and El Paso cutting  facilities based on  expected  customer  orders.  The  Company  ships cut fabric  parts and other product  components via common  carrier to the  independent  manufacturers,  who assemble components into finished garments (except for labeling and packaging in the case of private brand products) and perform certain finishing processes. The
Company  has  no  material   contractual   arrangements   with  its  independent
manufacturers  and  pays  them  based  on a  specified  unit  price  for  actual
first-quality  units  produced.   Accordingly,  a  substantial  portion  of  the
Company's production labor and overhead is variable. The Company ships assembled goods from the Dominican Republic, Honduras and Mexico to its Tampa, Florida and
Santa Teresa, New Mexico distribution  centers via common carrier.  Upon receipt of a customer order confirmation, the Company ships the product to customers or,
in  the  case  of  private  brand  products,   attaches  designated  labels  and
point-of-sale packaging and then ships the product to customers.

         The following  discussion of the  Company's  results of operations  and
financial   condition   should  be  read  in  conjunction   with  the  Company's
consolidated financial statements and notes thereto.

Results of Operations

         As a result of the  acquisition  of Savane on June 10, 1998, the Fiscal
2000,  1999 and 1998 results of operations  may not be  comparable  nor are they comparable to years prior to the  acquisition.  The following  table sets forth, for  the  periods  indicated,  selected  items  in  the  Company's  consolidated statements of operations expressed as a percentage of net sales:

                                                         Fiscal Year Ended
                                       ----------------------------------------------------
                                        September 30,      October 2,         October 3,
                                              2000            1999               1998
                                       ---------------   ----------------   ---------------

Net sales                                     100.0%           100.0%            100.0%
Cost of goods sold                             70.9             72.0              73.9
Gross profit                                   29.1             28.0              26.1
Selling, general and
    administrative expenses                    18.8             19.1              16.4
Termination of system
    implementation                              -                1.0               -
Severance cost charge                           0.2              0.0               0.0
Operating income                               10.1              7.9               9.7
Interest expense                                3.7              4.4               2.6
Bridge loan funding fee                         -                -                 0.2
Other expense, net                              0.2              0.2               0.4
Income before income taxes                      6.2              3.3               6.5
Provision for income taxes                      2.5              1.3               2.4
Net income                                      3.7%             2.0%              4.1%

Fiscal 2000 Compared to Fiscal 1999

         Net Sales. Net sales for Fiscal 2000 were $473.0 million as compared to
$420.7  million for Fiscal  1999,  an increase  of $52.3  million or 12.4%.  The increase was primarily due to an increase in units shipped.

         Gross Profit.  Gross profit for Fiscal 2000 was $137.5 million or 29.1%
of net sales,  as compared with $117.9  million or 28.0% of net sales for Fiscal
1999. The dollar increase was primarily due to the increase in sales volume. The increase  in gross  profit as a  percentage  of net sales was  primarily  due to increased production efficiencies and other cost saving measures.

         Selling,  General and  Administrative  Expenses.  Selling,  general and administrative  expenses  for Fiscal  2000 were $88.7  million,  or 18.8% of net sales, as compared to $80.5 million,  or 19.1% of net sales for Fiscal 1999. The dollar  increase was primarily  due to an increase in overall sales volume.  The decrease in selling,  general  and  administrative  expenses as a percent of net sales was due to the  leveraging of fixed costs against a higher sales base, and other  cost  cutting  measures,  offset,  in part,  by  increased  spending  for merchandising  and  product  development,  as well  as  higher  incentive  based compensation  accruals,  as a result  of the  Company's  increase  in sales  and profitability.

         Severance Cost Charge. In the first quarter of Fiscal 2000, the Company recorded a pre-tax  charge of $1.0 million for severance  payments to the former
Chief Executive  Officer of Farah/Savane who resigned as an officer and director of the Company effective December 30, 1999.

         Interest Expense. Interest expense for Fiscal 2000 was $17.4 million as compared to $18.6  million for Fiscal 1999.  The decrease was  primarily  due to lower average outstanding borrowings under the Company's credit facility, offset in part, by higher interest rates.

         Income  Taxes.  The  Company's  effective  tax rate for Fiscal 2000 was
40.0% as compared with 40.4% for Fiscal 1999.  The effective tax rate was higher in Fiscal 1999 primarily due to the relative impact of  non-deductible  goodwill amortization expense.

         Net  Income.  As a result of the above  factors,  net income for Fiscal
2000 was $17.5 million,  or 3.7% of net sales,  as compared to $8.3 million,  or
2.0% of net sales, for Fiscal 1999.

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

         Gross Profit.  Gross profit for Fiscal 1999 was $117.9 million or 28.0%
of net sales,  as compared with $68.9 million or 26.1% of net sales,  for Fiscal
1998.  The  increase  in gross  margin  was  driven by a change in mix to higher margin  products  caused  primarily by the  inclusion of Savane's  higher margin branded product sales for the entire year of Fiscal 1999.

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
Borrowings under the Facility bear interest at variable rates (9.4% at September
30, 2000) and are secured by substantially all of the Company's domestic assets.
The Facility matures in June 2003. As of September 30, 2000, an additional $70.9 million was available for borrowings under the Facility.

         On May 28,  1999,  the Company  entered  into a real estate loan ("Real
Estate Loan") agreement secured by the Company's  distribution  center,  cutting facility, and administrative offices in Tampa, Florida. The Real Estate Loan was used to refinance $9.5 million outstanding on the Company's previous real estate loan and to finance up to $6.0  million of the costs  related to an expansion to the Company's  Tampa,  Florida  distribution  facility.  In March 2000, the Real
Estate Loan was converted to a secured term loan. Principal and interest are due monthly  on the  refinanced  amount and the loan  bears  interest  at the 30-day
London Interbank Offered Rate ("LIBOR") plus an applicable margin. The principal payments are based on a 20-year amortization with all outstanding  principal due on or before May 15, 2008.

         Under the terms of an interest-rate  swap agreement,  on the first $7.0 million of borrowings under the Real Estate Loan, interest is payable at a fixed base rate  plus an  applicable  margin  (7.6% at  September  30,  2000).  On the remainder of the borrowings,  interest is payable based on the 30-day LIBOR rate plus an applicable margin. As of September 30, 2000, the effective interest rate on the Real Estate Loan was approximately 8.0%.

         The Company has outstanding $100 million of senior  subordinated  notes
(the "Notes") that were issued through a private  placement.  Under the terms of the indenture  underlying the Notes, the Company is paying semi-annual  interest at the rate of 11% through June 2008, at which time the entire  principal amount is due.  The net  proceeds  from the Notes  were used to repay a portion  of the borrowings outstanding under a bridge loan that was used to finance the purchase of Savane in June 1998.

         The  Company's  credit  agreements  contain  significant  financial and operating  covenants,  including  requirements that the Company maintain minimum net worth levels and certain  financial  ratios,  prohibitions on the ability of the Company to incur certain  additional  indebtedness or to pay dividends,  and restrictions  on its ability to make capital  expenditures.  During Fiscal 2000, the Company amended the terms of the Facility to adjust certain of the financial covenants.  The Company is currently in material  compliance  with all covenants under its credit agreements.

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
2001.

         As a  result  of the  acquisition  of  Savane  in  June  1998,  certain consolidation and cost savings  activities have transpired that will continue to impact the Company's capital resources.  Specifically, the Company has chosen to exit  certain  owned or leased  facilities.  The sale of owned  facilities  will generate cash while the payment of lease  termination costs will use cash. As of
September 30, 2000, the Company had assets held for sale with carrying values of
$2.0 million and has exit related accruals of $5.6 million.

         During Fiscal 2000,  the Company  generated  $38.2 million of cash from its  operations.  This was  primarily  the result of net income of $17.5 million
(which included  non-cash  charges of $8.6 million),  a decrease in inventory of
$5.8 million,  a decrease in prepaid  expenses and other current  assets of $1.0 million,  and an  increase in  accounts  payable  and accrued  expenses of $20.0 million, offset in part by a $17.0 million increase in accounts receivable.

         The Company has historically  financed its capital expenditures through
a  combination  of  operating  cash  flow  and  long-term  borrowings.   Capital
expenditures  were $11.4 million for Fiscal 2000,  and primarily  related to the
expansion  of  the  Company's   distribution  center  in  Tampa,   Florida,  the
replacement of the existing  computer  systems at the Company's  Tampa,  Florida location and the upgrade or replacement of various other  equipment and computer systems including hardware and software.

         During Fiscal 2001, the Company  anticipates  capital  expenditures  to total  approximately  $13.0 million.  Significant  capital  projects include the purchase  of  property  in the El Paso,  Texas and  Tampa,  Florida  areas,  the consolidation  of  facilities  in the El Paso  Texas  area,  and the  upgrade or replacement of various other equipment and computer systems  including  hardware and software.

         On  September  30,  2000 and  October 2, 1999,  the Company had working capital of $111.6  million and $120.0  million,  respectively.  The  decrease in working  capital  was  primarily  due to a $17.0  million  increase  in accounts receivable,  offset by a $5.8 million  decrease in inventory and a $20.0 million increase in  accounts  payable and  accrued  expenses.  The Company  expects its working  capital needs will continue to fluctuate  based on seasonal  changes in sales, accounts receivable and trade accounts payable.

         The Company  believes  that its existing  working  capital,  borrowings available under the Facility and internally  generated funds provide  sufficient resources to support current business activities.

Impact of Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for  Derivative
Instruments and Hedging  Activities."  Statement No. 133 as amended by Statement
No. 138,  requires an entity to recognize  all  derivatives  as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  The Company  adopted  Statement  No. 133 on October 1, 2000,  as required.  The Company limits its use of derivative financial instruments to the management of interest rate risk. The adoption of Statement No. 133 did not have a material impact on the consolidated financial statements of the Company.

         In December 1999, the Securities and Exchange Commission ("SEC") issued
Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial
Statements".   This  was  followed  by  Staff  Accounting   Bulletin  No.  101A,
"Implementation  Issues  Related  to SAB  101",  in  March  2000  and  by  Staff
Accounting  Bulletin  No.  101B,  "Second  Amendment:   Revenue  Recognition  in
Financial  Statements"  ("SAB 101B"),  in June 2000.  These bulletins  summarize certain  of  the  SEC's  views  about  applying  generally  accepted  accounting principles to revenue  recognition  in financial  statements.  The impact of SAB
101B on the  Company was to delay the  implementation  date of SAB 101 until the fourth quarter of fiscal year 2001. The future impact of these  bulletins on the
Company's results of operations is not expected to be material.

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

         To finance our  acquisition  of Savane,  we increased  our  outstanding indebtedness  and our leverage.  The degree to which we are leveraged  will have important consequences, including the following:

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

         Our  ability to meet our debt  service  obligations  will depend on our future  operating  performance and financial  results,  which will be subject in part to factors beyond our control.  Although we believe that our cash flow will be  adequate  to meet our  interest  and  principal  payments,  there  can be no assurance that we will generate  earnings in the future  sufficient to cover our fixed charges. If we are unable to generate earnings in the future sufficient to cover our fixed  charges  and are unable to borrow  funds from  existing  credit facilities  or from other  sources,  we may be  required to  refinance  all or a portion of our existing  debt or to sell all or a portion of our assets,  either of which may be at terms that are  unfavorable  to us. There can be no assurance that a refinancing  would be possible,  nor can there be any assurance as to the timing of any asset sales or the proceeds  that we could realize  therefrom.  In addition,  the terms of the debt restrict our ability to sell assets and the use of the proceeds therefrom.

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

         The  terms  of our  existing  debt  contain  a  number  of  significant covenants that, among other things,  restrict our ability to, dispose of assets, incur additional debt, repay other debt, pay dividends, make certain investments or  acquisitions,  repurchase  or redeem  capital  stock,  engage in  mergers or
consolidations,   or  engage  in  certain  transactions  with  subsidiaries  and affiliates, and engage in certain corporate activities.

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

         We continually  evaluate the potential  acquisition of other companies, brands and producers of complementary  product lines.  This includes our efforts to enter into new agreements to license  additional  brands.  Our search may not yield any complementary  companies or brands,  and even if we do find a suitable acquisition  we may not be able  to  obtain  sufficient  financing  to fund  the purchase.  We may not be able to  successfully  integrate the  operations of any company that we acquire into our own  operations  and we cannot  assure you that the acquired  operation will achieve the results we expected.  For example,  the acquired business may not achieve revenues,  profits or operational efficiencies at the same levels as our existing  operations or at the levels that it achieved prior to our acquiring it. The success of any acquisition  will also depend upon our ability to retain or hire, and then train key personnel.  Acquiring  another company or business may also have negative  effects on our business,  results of operations and financial  condition because our officers and directors may focus their attention on completing the acquisition, or because other resources may be diverted to fulfilling the needs of the acquisition.

         We compete with other  companies who have greater  resources than we do for the  opportunities  to buy other  companies and businesses and to expand our operations.  As a result, even if we do identify a suitable acquisition,  we may lose the  acquisition  to a  competitor  who offers a more  attractive  purchase price.

Our  financial  success is linked to that of our  customers,  commitment  to our products and our ability to satisfy and maintain our customers.

         Our  financial  success  is  directly  related  to the  success  of our customers  and  the  willingness  of our  customers,  in  particular  our  major customers, to continue buying our products.  Sales to the Company's five largest customers  represented  approximately 51.8%, 51.1% and 50.9% of net sales during
Fiscal 2000, 1999 and 1998,  respectively.  Sales to Wal-Mart  (including  Sam's
Club,   the  nation's   largest  chain  of  wholesale   clubs),   accounted  for
approximately  25.7%,  24.5% and 23.8% of net sales during Fiscal 2000, 1999 and
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

         Various  apparel  retailers,  some  of  which  are  or  have  been  our customers,  have in recent years experienced financial problems.  Many have been
subject  to  bankruptcy,   restructuring,  or  liquidation,  while  others  have
consolidated ownership and centralized buying decisions. This increases our risk of extending credit to these retailers, and may lead us to reduce or discontinue business  with such  customers,  or to assume more credit risk relating to their receivables. Either one of these actions could have a material adverse effect on our business, results of operations and financial condition.

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

         The  principal  fabrics  used in our apparel  consist of cotton,  wool, synthetic  and  blended  fabrics.  The price we pay for these  fabrics is mostly dependent  on the market  prices  for the raw  materials  used to produce  them, namely  cotton,  wool,  rayon and  polyester.  Depending on a number of factors, including  crop  yields and  weather  patterns,  the  market  price of these raw materials  may  fluctuate  significantly.  Moreover,  only a  limited  number of suppliers  are  available  to supply  the  fabrics  at the level of  quality  we require.  If we have to procure  fabrics  from  sources  other than our  current suppliers,  the quality of the fabric may be  significantly  different from that obtained from our current suppliers. Fluctuations in the price, availability and quality of the fabrics or raw  materials  could  increase  our cost of sales and reduce our ability to meet our customers'  demands. We cannot assure you that we will  be able to pass  along  to our  customers  all,  or any  portion  of,  any increases  in the prices paid for the  fabrics  used in the  manufacture  of our products. See "Business Operations."

We depend upon independent manufacturers in the production of our apparel.

         We use independent  manufacturers  to assemble or produce a substantial portion of our products.  We depend on these  manufacturers'  ability to finance the  assembly or  production  of goods  ordered  and to  maintain  manufacturing capacity.  We do not exert direct control over these independent  manufacturers, however,  and so we may be  unable  to  obtain  timely  delivery  of  acceptable products.  We  generally  do not  have  long-term  contracts  with  any of these independent manufacturers. As a result, we cannot be assured of an uninterrupted supply  of our  product  from  our  independent  manufacturers.  If  there is an
interruption,   we  may  not  be  able  to   substitute   suitable   alternative
manufacturers because such substitutes may not be available,  or they may not be able to provide us with  products  or services of a  comparable  quality,  at an acceptable price or on a timely basis. See "Business - Operations."

Our ability to  successfully  conduct  assembly  and  production  operations  in facilities in foreign countries depends on many factors beyond our control.

         During  Fiscal  2000,  a  significant  portion  of  our  products  were assembled or produced by independent  manufacturers  in the Dominican  Republic,
Honduras and Mexico.  It is possible that we will experience  difficulties  with these independent manufacturers,  including reduced production capacity, failure to meet production  deadlines or increases in manufacturing  costs as more fully discussed above. Also, using foreign manufacturers requires us to order products further in  advance  to account  for  transportation  time.  If we  overestimate customer demand, we may have to hold goods in inventory, and we may be unable to sell these goods at the same margins as we have in the past.  On the other hand, if we underestimate customer demand, we may not be able to fill orders in time.

         Other problems we may encounter by using foreign manufacturers include, but are not limited to work stoppages;  transportation delays and interruptions;
delays and interruptions from natural disasters; political instability; economic disruptions; expropriation;  nationalization;  imposition of tariffs; imposition of import and export controls; and changes in government policies.

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

         Most  of  our  import  operations  are  subject  to  bilateral  textile agreements  between  the United  States and a number of other  countries.  These agreements  establish  quotas  for the  amount  and  type of  goods  that can be imported into the United States from these countries. These agreements allow the
United States, in certain circumstances, to impose restraints at any time on the importation of additional or new  categories of  merchandise.  Future  bilateral textile agreements may also contain similar restraints.  Excluding the countries covered under CBTPA and NAFTA, our imported  products are also subject to United
States  customs  duties.  The  United  States  and the  countries  in  which  we
manufacture   our  products  may  adjust  quotas,   duties,   tariffs  or  other
restrictions  currently in effect.  There are no assurances that any adjustments would  benefit us.  These same  countries  may also  impose new quotas,  duties, tariffs or other restrictions. Furthermore, the United States may bar imports of products that are found to be made by convicts,  or forced or indentured  labor.
The United States may also withdraw the "most favored  nation" status of certain countries,  which could result in the  imposition of higher  tariffs on products imported  from  those  countries.  All of these  changes  could  have a material adverse effect on our business,  results of operations and financial  condition.
See "Business - Imports and Import Regulations."

Fluctuations  in foreign  exchange  rates may affect our  operating  results and financial position.

         Fluctuations in foreign  exchange rates between the U.S. dollar and the currencies in each of the countries in which we operate,  may affect the results of out international  operations  reported in U.S. dollars and the value of such operations' net assets reported in U.S.  dollars.  The results of operations and financial  condition of our businesses may be affected by the relative  strength of the  currencies  in  countries  where our products are  currently  sold.  Our results of  operations  and  financial  condition  may be adversely  affected by fluctuations  in  foreign  currencies  and  by  translations  of  the  financial statements of our foreign subsidiaries from local currencies into U.S. dollars.

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

              Name of Shareholder and Title           Percentage of Shares of
                     (if applicable)                     Common Stock Owned
-------------------------------------------------   ----------------------------

William W. Compton                                                  14.9%
Chairman of the Board and Chief Executive Officer

Michael Kagan                                                        9.1%
Vice Chairman of the Board, Executive Vice President
Chief Financial Officer and Secretary

Accel, S.A. de C.V.                                                 21.0%
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
o          Mr. Compton;
o          Mr. Kagan;
o          The Compton Family Limited Partnership;
o          The Kagan Family Limited Partnership.

         The shareholders' agreement provides that each of the parties will vote the shares of common  stock each owns or controls  to elect the  nominees of the other parties to our Board of Directors.  Given their  collective  ownership our common stock, and the terms of the shareholders'  agreement,  these parties will have the ability to  significantly  influence  the election of our directors and the outcome of all other issues submitted to a vote of our  shareholders.  These shareholders may act in a manner that is contrary to your best interests.

Our sales and income levels are seasonal.

         Our business has generally been seasonal,  with higher sales and income in the second and third fiscal  quarters.  Also,  some of our products,  such as shorts and  corduroy  pants,  tend to be seasonal  in nature.  If these types of seasonal products represent a greater percentage of our sales in the future, the seasonality of our sales may be increased.  This could alter the  differences in sales and income  levels in the second and third fiscal  quarters from the first and fourth fiscal quarters.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's  market risk is limited to fluctuations in interest rates as it pertains  to the  Company's  borrowings  under the  Facility  and the Real
Estate  Loan.  As of  September  30,  2000,  the  Company's  interest  rates  on borrowings  under  the  Facility  and Real  Estate  Loan  were  9.4%  and  8.0%, respectively.  If the interest  rates on the  Company's  borrowings  average 100 basis  points more in Fiscal 2001 than they did in Fiscal  2000,  the  Company's interest expense would increase and income before income taxes would decrease by
$342,000.  This amount is  determined  solely by  considering  the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration  for  other  factors  such as  actions  management  might  take to mitigate its exposure to interest rate changes.

         The Company has entered into an interest  rate swap  agreement  that is intended to maintain the  fixed/variable  mix of the  interest  rate on the Real
Estate Loan within defined parameters.  Variable rates are predominantly  linked to the  LIBOR.  Any  differences  paid or  received  on an  interest  rate  swap agreement are  recognized as  adjustments  to interest  expense over the life of each swap,  thereby  adjusting  the effective  interest  rate on the  underlying obligation.

Item 8.  Financial Statements and Supplementary Data

         The  information  called  for by this  Item is  contained  in  pages 30 through 53 of this report.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         Financial Disclosure

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

         The  information  under the captions  "Election of Directors - Nominees for  Director,"  "Election of Directors - Directors  Continuing  in Office," and
"Other Matters - Section 16(a) Beneficial Reporting Compliance" in the Company's
Proxy Statement for its Annual Meeting of Shareholders to be held on January 23,
2001 (the "2000 Proxy  Statement")  is  incorporated  herein by  reference.  The information called for by this Item, with respect to Executive Officers,  is set forth in Item 1 of this  report  under the  caption  "Executive  Officers of the
Registrant."

Item 11.  Executive Compensation

         The   information   under  the   captions   "Election  of  Directors  -
Compensation of Directors" and "Election of Directors - Executive  Compensation"
in the Company's 2000 Proxy Statement is incorporated by reference.  In no event shall the  information  contained in the 2000 Proxy Statement under the captions
"Election of Directors - Executive  Compensation - Compensation Committee Report
on Executive  Compensation" and "Shareholder  Return Comparison" be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The  information  under the  caption  "Election  of  Directors  - Stock
Ownership"  in the  Company's  2000 Proxy  Statement is  incorporated  herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The  information  under the caption  "Election of Directors - Executive
Compensation - Compensation  Committee Interlocks and Insider Participation" and
"Certain  Transactions"  in the Company's 2000 Proxy  Statement is  incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Index to Financial Statements
                                                                          Page
           Report of Independent Certified Public Accountants               30
           Consolidated Balance Sheets                                      31
           Consolidated Statements of Income                                32
           Consolidated Statements of Shareholders' Equity                  33
           Consolidated Statements of Cash Flows                            34
           Notes to Consolidated Financial Statements                       35

(a) 2.     Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts

(a) 3.     Exhibits

           The Index to Exhibits  attached  hereto lists the  exhibits  that are filed as part of this report.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of Fiscal
2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Tropical Sportswear Int'l Corporation

         We  have  audited  the  accompanying  consolidated  balance  sheets  of
Tropical  Sportswear  Int'l  Corporation as of September 30, 2000 and October 2,
1999, and the related consolidated  statements of income,  shareholders' equity, and cash flows for each of the three  years in the period  ended  September  30,
2000. Our audits also included the financial  statement  schedule  listed in the index  at  Item  14  (a).  These  financial  statements  and  schedule  are  the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable  assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes  assessing the accounting  principles  used and  significant estimates  made by  management,  as well as  evaluating  the  overall  financial statement  presentation.  We believe that our audits provide a reasonable  basis for our opinion.

         In our opinion,  the  financial  statements  referred to above  present fairly,  in all  material  respects,  the  consolidated  financial  position  of
Tropical Sportswear Int'l Corporation at September 30, 2000 and October 2, 1999,
and the  consolidated  results of its  operations and its cash flows for each of the three years in the period ended  September  30,  2000,  in  conformity  with accounting  principles  generally  accepted in the United  States.  Also, in our opinion,  the related financial statement schedule,  when considered in relation to the  basic  financial  statements  taken as a whole,  presents  fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

/s/  Ernst & Young LLP

Tampa, Florida

November 6, 2000

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                     September 30, 2000 and October 2, 1999
                                         (In thousands, except share data)

                                                                 2000                  1999
                                                          -------------------    ------------------
ASSETS

Current assets:
    Cash                                                            $ 1,767               $ 1,607
    Accounts receivable                                              93,292                76,225
    Inventories                                                      66,754                72,181
    Deferred income taxes                                            10,614                10,732
    Prepaid expenses and other                                       14,070                14,328
                                                          -------------------    ------------------
       Total current assets                                         186,497               175,073
Property and equipment                                               68,649                57,495
Less accumulated depreciation and amortization
                                                                    (21,761)              (15,310)
                                                          -------------------    ------------------
                                                                     46,888                42,185
Other assets                                                         16,390                16,729
Trademarks                                                           13,854                14,354
Excess of cost over fair value of net assets
 of acquired subsidiary, net                                         38,432                40,981
                                                          -------------------    ------------------

Total assets                                                       $302,061              $289,322
                                                          ===================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $44,522               $31,922
    Accrued expenses and other                                       28,357                20,919
    Current portion of long-term debt                                   883                   704
    Current portion of obligations under capital leases               1,108                 1,487
                                                          -------------------    ------------------
       Total current liabilities                                     74,870                55,032
Long-term debt                                                      140,343               164,534
Obligations under capital leases                                      3,207                 4,169
Deferred income taxes                                                 4,925                 2,860
Other                                                                 2,882                 2,904
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $100 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                      --                    --
    Common stock, $.01 par value; 50,000,000 shares authorized;
       7,637,727 and 7,618,835 shares issued and outstanding in
       2000 and 1999, respectively                                       76                    76
    Additional paid in capital                                       17,830                17,535
    Retained earnings                                                59,284                41,781
    Accumulated other comprehensive income (loss)                    (1,356)                  431
                                                          -------------------    ------------------
       Total shareholders' equity                                    75,834                59,823
                                                          -------------------    ------------------
Total liabilities and shareholders' equity                         $302,061              $289,322
                                                          ===================    ==================

                                  See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                  Fiscal Year Ended
                                                   ----------------------------------------------
                                                    September 30,      October 2,      October 3,
                                                        2000              1999            1998
                                                   --------------    ------------    ------------

Net sales                                                $472,985        $420,691        $263,976
Cost of goods sold                                        335,463         302,769         195,087
                                                   --------------    ------------    ------------
Gross profit                                              137,522         117,922          68,889
Selling, general and administrative  expenses              88,719          80,511          43,204
Termination of system implementation                           --           3,999              --
Severance cost charge                                       1,006              --              --
                                                   --------------    ------------    ------------
Operating income                                           47,797          33,412          25,685
Other expenses:
    Interest                                               17,351          18,586           6,866
    Bridge loan funding fee                                    --              --             500
    Other, net                                              1,251             973           1,036
                                                   --------------    ------------    ------------
                                                           18,602          19,559           8,402
                                                   --------------    ------------    ------------
Income before income taxes                                 29,195          13,853          17,283
Provision for income taxes                                 11,692           5,602           6,481
                                                   --------------    ------------    ------------
Net income                                               $ 17,503         $ 8,251        $ 10,802
                                                   ==============    ============    ============

Net income per share
     Basic                                                  $2.29           $1.08           $1.45
                                                   ==============    ============    ============

     Diluted                                                $2.27           $1.05           $1.43
                                                   ==============    ============    ============

                             See accompanying notes.

                                    TROPICAL SPORTSWEAR INT'L CORPORATION
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (In thousands)

                                                                                    Accumulated
                                                                                      Other
                                                                         Additional   Compre-
                               Preferred Stock   Common Stock   Paid In   Retained    hensive
                               Shares  Amount   Shares  Amount  Capital   Earnings    Income     Total
                               ------  ------   ------  ------  -------   --------    ------    --------

Balance at September 27, 1997     39    $3,863    6,000     $60       --    $22,728    $  --     $26,651

    Net income                    --        --       --      --       --     10,802       --      10,802

    Foreign currency
    translations adjustment       --        --       --      --       --         --       88          88
                                                                                                ---------
    Total comprehensive income    --        --       --      --       --         --       --      10,890

    Sale of common stock          --        --    1,600      16   17,270         --       --      17,286

    Redemption of preferred
       stock                     (39)   (3,863)      --      --       --         --       --      (3,863)
                               -------  -------  ------- ------- -------   --------    ------   ---------

Balance at October 3, 1998        --        --    7,600      76   17,270     33,530       88      50,964

    Net income                    --        --       --      --       --      8,251       --       8,251

    Foreign currency
    translation adjustment        --        --       --      --       --         --      343         343

    Total comprehensive income    --        --       --      --       --         --       --       8,594

    Stock option exercises        --        --       19      --      265         --       --         265
                               -------  -------  ------- ------- --------   -------    ------   ---------

Balance at October 2, 1999        --        --    7,619      76   17,535     41,781      431      59,823

    Net income                    --        --       --      --       --     17,503       --      17,503

    Foreign currency
    translation adjustment        --        --       --      --       --         --   (1,787)     (1,787)

    Total comprehensive income    --        --       --      --       --         --       --      15,716

    Stock option exercises        --        --       19      --      295         --       --         295
                               -------  -------  ------- ------- ---------   -------   ------   ---------

Balance at September 30, 2000     --        --    7,638     $76  $17,830    $59,284   ($1,356)   $75,834
                               =======  =======  ======= ======= =========  ========   =======   ========

                                                   See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Fiscal Year Ended
                                                  -----------------------------------------------------
                                                  September 30,       October 2,         October 3,
                                                      2000               1999               1998
                                                 ----------------    --------------    ----------------
  Operating activities
  Net income                                           $ 17,503           $ 8,251          $ 10,802
  Adjustments to reconcile net income to net
     cash provided by (used in)  operating
     activities:
            Loss on disposal of property and                 19                88               150
      equipment
         Termination of system implementation                --             3,999                --
         Depreciation and amortization                    8,858             9,500             4,758
         Provision for doubtful accounts                     73             1,286              (347)
         Provision for excess and slow-moving
         inventory                                         (342)           (3,335)           (4,392)
         Deferred income taxes                            2,325             6,350             1,970
  Changes in operating assets and liabilities:
    (Increase) decrease in assets:
         Accounts receivable
                                                        (16,994)           (5,156)          (13,490)
         Inventories                                      5,769            15,553             4,065
         Prepaid expenses and other assets                  997            (1,103)           (7,881)
       Increase (decrease) in liabilities:
         Accounts payable                                12,600            (5,529)            2,556
         Accrued expenses and other                       7,417           (11,744)              207
                                                    ---------------    --------------    ----------------
  Net cash provided by (used in) operating
    activities                                           38,225            18,160            (1,602)

  Investing activities
  Capital expenditures                                  (11,366)          (15,094)           (6,881)
  Acquisition of subsidiary, net of cash acquired            --              (477)          (89,821)
  Proceeds from sale of property and equipment              153               448               592
  Other                                                      --               323                --
                                                    ---------------    --------------    ----------------
  Net cash used in investing activities                 (11,213)         (14,800)           (96,110)

  Financing activities
  Proceeds of long-term debt                              5,014            10,854           200,000
  Proceeds from sale of common stock                        295               265            17,286
  Redemption of preferred stock                              --                --            (3,863)
  Principal payments of long-term debt                   (1,335)          (10,295)         (156,335)
  Principal payments of capital leases                   (1,558)           (2,527)           (1,257)
  Change in currency translation                         (1,447)              343                --
  Net proceeds from (repayment of) long-term
     revolving credit line borrowings                   (27,821)           (2,490)           43,862
                                                    ---------------    --------------    ----------------
  Net cash (used in) provided by
     financing activities                               (26,852)           (3,850)           99,693

  Net increase (decrease) in cash                           160              (490)            1,981
  Cash at beginning of year                               1,607             2,097               116
                                                    ---------------    --------------    ----------------
  Cash at end of year                                   $ 1,767           $ 1,607            $  2,097
                                                    ===============    ==============    ================

                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended September 30, 2000, October 2, 1999, and
                                 October 3, 1998
            (Tables in thousands, except share and per share amounts)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated  financial statements include the accounts of Tropical
Sportswear  Int'l   Corporation  and  its  wholly-owned   subsidiaries,   Savane
International  Corp.  ("Savane")  and  its  subsidiaries,   Tropical  Sportswear
Company, Inc. and Apparel Network Corporation (collectively, the "Company"). All significant  intercompany  balances and  transactions  have been  eliminated  in consolidation.

Nature of Operations

         The  Company's  principal  line of business is the  marketing,  design, manufacture and  distribution of sportswear,  primarily men's and women's casual pants and shorts.  The principal markets for the Company include major retailers within the United States, United Kingdom,  Ireland,  Germany, Mexico, Australia,
and New Zealand.  The Company subcontracts a substantial portion of the assembly of its  products  with  independent  manufacturers  in the  Dominican  Republic,
Honduras  and Mexico  and,  at any point in time,  a majority  of the  Company's work-in-process inventory is located in those countries.

Accounting Period

         The Company operates on a 52/53-week annual accounting period ending on the Saturday nearest September 30th. The years ended September 30, 2000, October
2, 1999, and October 3, 1998 contain 52, 52, and 53 weeks, respectively.

Net Income Per Share

         Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

         Basic and diluted net income per share are computed as follows:

                                                           Fiscal Year Ended
                                         -------------------------------------------------------
                                             September 30,       October 2,        October 3,
                                                 2000               1999              1998
                                            ----------------   ---------------    ---------------

Numerator for basic and diluted net income per share:
      Net income                                    $17,503           $ 8,251        $  10,802

Denominator for basic net income per share:
    Weighted average shares of common
        stock outstanding                         7,627,141         7,614,282        7,470,620

      Effect of dilutive stock options
using                                                97,599           223,535           79,593
              the treasury stock
method

                                            ----------------   ---------------    -------------

Denominator for diluted net income per            7,724,740         7,837,817        7,550,213
share
                                            ================   ===============    =============

Net income per share:
     Basic                                            $2.29             $1.08            $1.45
                                            ================   ===============    =============
     Diluted                                          $2.27             $1.05            $1.43
                                            ================   ===============    =============

Accumulated Other Comprehensive Income (Loss)

             Other  comprehensive  income (loss) is composed of foreign currency translation  adjustments of $1.8 million (net of tax expense of $1.1 million),
  $343,000  (net of tax benefit of $233,000)  and $88,000 (net of tax benefit of
  $55,000) in Fiscal  2000,  1999 and 1998,  respectively.  Total  comprehensive income  amounted to $15.7  million,  $8.6 million and $10.9 million for Fiscal
  2000, 1999 and 1998, respectively.

Revenue Recognition

         Based on its terms of F.O.B. shipping point, the Company records  sales upon the  shipment of finished products to the customer.

Foreign Currencies

Foreign entities whose functional  currency is the local currency  translate net assets at  year-end  rates and income and expense  accounts at average  exchange rates.  Adjustments  resulting  from these  translations  are  reflected  in the
Shareholders'  equity  section  as a  component  of other  comprehensive  income
(loss).

Advertising and Promotion Costs

         Advertising  and  promotion  costs are  expensed in the year  incurred.
Advertising  and promotion  expense was $15.7 million,  $12.3 million,  and $3.0 million, in Fiscal 2000, 1999, and 1998, respectively.

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

Trademarks

         Trademarks  represent  the fair  value of the  Savane(R)  and  Farah(R)
trademarks  that were acquired with the  acquisition of Savane (see Note 8). The trademarks  effectively  have an indefinite  legal life and their value is being amortized  on the  straight-line  basis  over a period of 30 years.  Accumulated amortization  totaled  $1,146,000,  $646,000 and $124,000 at September 30, 2000,
October 2, 1999 and October 3, 1998, respectively.

Excess of Cost Over Fair Value of Net Assets of Acquired Subsidiary

         The excess of cost over fair value of net assets of acquired subsidiary is primarily  related to the acquisition of Savane (see Note 8) and is amortized on the straight-line basis over a period of 30 years.  Accumulated  amortization totaled  $3,045,000,  $1,660,000 and $303,000 at September 30, 2000,  October 2,
1999 and October 3, 1998, respectively.

Use of Estimates

         The  preparation of financial  statements in conformity with accounting principles  generally accepted in the United States requires  management to make estimates  and  assumptions  that  affect  the  reported  amount of  assets  and liabilities  and disclosure of contingent  assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Impairment of Long-Lived Assets

         Impairment  losses are recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  When impairment  is indicated,  a loss is  recognized  for the excess of the carrying values over the fair values.

Derivative Accounting

         The Company entered into an interest-rate  swap agreement to modify the interest  characteristics  of its outstanding  debt. The agreement is designated with all or a portion  of the  principal  balance  and term of a  specific  debt obligation.  The  agreement  involves the  exchange of amounts  based on a fixed interest rate for amounts based on variable  interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based.  The  differential  to be paid or received as  interest  rates  change is accrued and recognized as an adjustment of interest  expense related to the debt
(the accrual accounting  method).  The notional amount of the interest rate swap is $7.0  million  and the swap  expires in May 2008.  The fair value of the swap agreement  and  changes  in the fair  value as a result  of  changes  in  market interest  rates are not  recognized  in the financial  statements.  (See "Recent
Accounting Pronouncements" below)

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

                                          September 30, 2000                October 2, 1999
                                      ----------------------------    ----------------------------
                                       Carrying          Fair          Carrying          Fair
                                         Value           Value           Value           Value
                                      ------------    ------------    ------------    ------------

Long-term debt and obligations
     under capital leases                $145,541        $135,347        $170,894        $163,027
Off balance sheet items:
     Interest-rate swap agreement             N/A             $80             N/A             $99

Reclassifications

         Certain  amounts in the Fiscal 1999 and 1998 financial  statements have been reclassified to conform to the Fiscal 2000 presentation.

Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for  Derivative
Instruments and Hedging  Activities."  Statement No. 133 as amended by Statement
No. 138,  requires an entity to recognize  all  derivatives  as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  The Company  adopted  Statement  No. 133 on October 1, 2000,  as required.  The Company limits its use of derivative financial instruments to the management of interest rate risk. The adoption of Statement No. 133 did not have a material impact on the consolidated financial statements of the Company.

         In December 1999, the Securities and Exchange Commission ("SEC") issued
Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial
Statements".   This  was  followed  by  Staff  Accounting   Bulletin  No.  101A,
"Implementation  Issues  Related  to SAB  101",  in  March  2000  and  by  Staff
Accounting  Bulletin  No.  101B,  "Second  Amendment:   Revenue  Recognition  in
Financial  Statements"  ("SAB 101B"),  in June 2000.  These bulletins  summarize certain  of  the  SEC's  views  about  applying  generally  accepted  accounting principles to revenue  recognition  in financial  statements.  The impact of SAB
101B on the  Company was to delay the  implementation  date of SAB 101 until the fourth quarter of fiscal year 2001. The future impact of these  bulletins on the
Company's results of operations is not expected to be material.

Statement of Cash Flows

         Supplemental cash flow information:

                                                        Year Ended
                                ----------------- -- ----------------- -- ------------------
                                 September 30,          October 2,           October 3,
                                      2000                 1999                 1998
                                -----------------    -----------------    ------------------
Cash paid for:
Interest                            $16,988              $18,360                 $3,262
Income taxes                         10,155                1,641                  6,068

         Capital lease obligations of $216,700, $767,000, and none were incurred when the  Company  entered  into  leases for new  equipment  in the years  ended
September  30,  2000,  October 2, 1999,  and October 3, 1998,  respectively.  In
Fiscal  1999,  the Company  sold $4.1  million of  equipment in return for notes receivable and the termination of system  implementation  write-off was net of a
$5.3 million settlement receivable.

2.  ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                          September 30,         October 2,
                                                              2000                 1999
                                                        ------------------    ----------------

   Receivable from factor                                         $89,314             $73,074
   Receivable from trade accounts                                   5,976               5,723
   Reserve for returns and allowances                              (1,998)             (2,572)
                                                        ------------------    ----------------
                                                                  $93,292             $76,225
                                                        ==================    ================

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

3.  INVENTORIES

         Inventories consist of the following:

                                                     September 30,           October 2,
                                                         2000                   1999
                                                 ----------------------    ----------------

               Raw materials                                   $ 6,373              $7,425
               Work in process                                  19,788              15,445
               Finished goods                                   40,593              49,311
                                                 ----------------------    ----------------
                                                               $66,754             $72,181
                                                 ======================    ================

The Company has established valuation reserves of approximately $4.5 million and
$4.8  million,  at  September  30,  2000 and October 2, 1999,  respectively,  to reflect a write  down of excess  and  slow-moving  inventory  to net  realizable value.

4.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                    September 30,         October 2,               Life
                                         2000                1999                (Years)
                                   -----------------    ----------------        -----------

Land                                         $4,194              $4,106                 --
Land improvements                             1,987               1,593                 15
Buildings and improvements                   14,779               9,825             3 - 50
Machinery and equipment                      38,751              36,720             3 - 12
Leasehold improvement                         2,438               1,081             5 - 25
Construction in progress                      6,500               4,170                 --
                                   -----------------
                                                        ----------------
                                            $68,649             $57,495
                                   =================    ================

         During Fiscal 2000,  1999 and 1998,  the Company  capitalized  interest cost of  $215,000,  $329,000,  and  $96,000,  respectively,  for  buildings  and improvements, and machinery and equipment in the process of construction.  Total depreciation  expense was $6.8 million,  $7.6 million, and $4.3 million, for the years  ended  September  30,  2000,  October  2,  1999,  and  October  3,  1998,
respectively.

5.  DEBT

         Long-term debt consists of the following:

                                      September 30,         October 2,
                                          2000                 1999
                                    ------------------     --------------

Revolving credit line                         $25,686            $53,506
Real estate loan                               14,690             10,691
Senior subordinated notes                     100,000            100,000
Other                                             850              1,041
                                    ------------------     --------------
                                              141,226            165,238
Less current maturities                           883                704
                                    ------------------     --------------
                                             $140,343           $164,534
                                    ==================     ==============

         The Company  maintains a revolving credit line (the  "Facility")  which provides for borrowings of up to $110 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest based on LIBOR plus an applicable  margin (9.4% at September 30, 2000) and are secured by substantially all of the Company's  domestic assets.  The Facility matures in
June 2003. Debt issue costs of $1.4 million were incurred in connection with the
Facility and are included in other  assets.  These costs are being  amortized to interest  expense over the life of the  Facility  using the  effective  interest method.  As of September 30, 2000, an additional $70.9 million was available for borrowings under the Facility.

         On  June  10,  1998,  the  Company  closed  on a $100  million  interim financing  facility  (the Bridge  Facility).  The net  proceeds  from the Bridge
Facility  were used to acquire  Savane and pay related  fees and  expenses.  The
Bridge Facility was repaid on June 24, 1998 as described below. A funding fee of
$500,000 was incurred and amortized over the 14-day life of the loan.

         On May 28,  1999,  the Company  entered  into a real estate loan ("Real
Estate Loan") agreement secured by the Company's  distribution  center,  cutting facility, and administrative offices in Tampa, Florida. The Real Estate Loan was used to refinance $9.5 million outstanding on the Company's previous real estate loan and to finance up to $6.0  million of the costs  related to an expansion to the Company's Tampa distribution  facility.  In March 2000, the Real Estate Loan was converted to a secured term loan.  Principal and interest are due monthly on the refinanced amount and the loan bears interest at the 30-day London Interbank
Offered Rate ("LIBOR")  plus an applicable  margin.  The principal  payments are based on a 20-year amortization with all outstanding  principal due on or before
May 15, 2008.

         Under the terms of an interest-rate  swap agreement,  on the first $7.0 million of borrowings under the Real Estate Loan, interest is payable at a fixed base rate  plus an  applicable  margin  (7.6% at  September  30,  2000).  On the remainder of the borrowings,  interest is payable based on the 30-day LIBOR rate plus an applicable margin. As of September 30, 2000, the effective interest rate on the Real Estate Loan was approximately 8.0%.

         The Company has outstanding $100 million of senior  subordinated  notes
(the Notes) that were issued through a private placement. Under the terms of the indenture  underlying the Notes, the Company is paying  semi-annual  interest at the rate of 11% through June 2008, at which time the entire  principal amount is due.  The net  proceeds  from the  Notes  were  used to repay a  portion  of the borrowings  outstanding  under the Bridge  Facility.  Debt  issue  costs of $4.1 million were  incurred and are included in other  assets.  These costs are being amortized  to interest  expense  over the life of the Notes using the  effective interest method.

         The Company's  debt  agreements  contain  certain  covenants,  the most restrictive of which are as follows:  (i) maintenance of consolidated  net worth at specified levels; (ii) achievement of specified fixed charge coverage ratios;
(iii)  maintenance  of  debt to cash  flow  ratios  at  specified  levels;  (iv)
limitations on annual capital  expenditures;  (v) limitations on liens; and (vi)
prohibition of the payment of dividends.  The Company is in compliance  with all such covenants.

         The scheduled maturities of long-term debt are as follows:

   Fiscal Year             Amount
-------------------    ----------------

2001                            $  883
2002                               892
2003                            26,587
2004                               912
2005                               923
Thereafter                     111,029

6.  LEASES

         The Company leases administrative facilities, production facilities and certain equipment under non-cancelable leases.

         Future minimum lease payments  under  operating  leases and the present value of future  minimum  capital lease payments as of September 30, 2000 are as follows:

                                                             Operating            Capital
                     Fiscal Year                               Leases              Leases
------------------------------------------------------    -----------------   -----------------

2001                                                                $4,211             $ 1,405
2002                                                                 3,796               1,288
2003                                                                 3,585               1,173
2004                                                                 3,183                 992
2005                                                                 2,249                 109
Thereafter                                                           7,345                   2
                                                          -----------------   -----------------
Total minimum lease payments                                       $24,369               4,969
                                                          =================
Less amount representing interest                                                          654
                                                                              -----------------
Present value of minimum capital lease payments                                          4,315
Less current installments                                                                1,108
                                                                              -----------------
                                                                                        $3,207
                                                                              =================

         The following summarizes the Company's assets under capital leases:

                                    September 30,          October 2,
                                        2000                  1999
                                 --------------------    ----------------

Machinery and equipment                   $8,464              $9,639
Accumulated amortization                   2,502               3,472

         Amortization  of assets  under  capital  leases  has been  included  in depreciation.  Total rental expense for operating  leases for Fiscal 2000, 1999, and 1998, was $5.0 million, $4.6 million, and $2.4 million, respectively.

7.  INCOME TAXES

         Deferred  income tax assets and liabilities are provided to reflect the future  tax  consequences  of  differences  between  the tax bases of assets and liabilities and their reported amounts in the financial statements.

         For financial reporting  purposes,  income before income taxes includes the following components:

                                                         Year Ended
                               ------------------------------------------------------------
                                 September 30,           October 2,          October 3,
                                      2000                  1999                1998
                               -------------------    -----------------    ----------------
Domestic                                $28,811              $11,196             $18,939
Costa Rica                                    5                1,507              (1,791)
Australia                                  (626)                 910                  83
Other foreign                             1,005                  240                  52
                               -------------------    -----------------    ----------------
                                        $29,195              $13,853             $17,283
                               ===================    =================    ================

         The components of the income tax provision (benefit) are as follows:

                                                                     Year Ended
                                              ----------------------------------------------------------
                                               September 30,         October 2,           October 3,
                                                    2000                1999                 1998
                                              -----------------    ----------------    -----------------
            Current:
                Federal                                 $ 8,280         $(1,169)              $4,132
                State                                     1,039              43                  340
                Australia                                     -             328                   41
                Other foreign                                48              50                   (2)
                                                -----------------     ---------------    -----------------
                                                          9,367            (748)               4,511

            Deferred:
                Federal                                   2,240           5,919                1,962
                State                                       310             431                    8
                 Australia                                 (225)              -                    -
                                                -----------------     ---------------    -----------------
                                                          2,325           6,350                1,970
                                                -----------------     ---------------    -----------------
                                                        $11,692          $5,602               $6,481
                                                =================     ===============    =================

         The  reconciliation  of  income  taxes  computed  at the  U.S.  Federal statutory tax rate to the Company's income tax provision is as follows:

                                                                     Year Ended
                                              ----------------------------------------------------------
                                               September 30,         October 2,           October 3,
                                                    2000                1999                 1998
                                              -----------------    ----------------    -----------------

    Income tax expense at Federal
      statutory rate (35% in 2000,
      34% in 1999 and 35% in 1998)                    $10,218             $4,710             $6,049
    State taxes, net of Federal tax benefit               877                474                221
    Income (losses) of foreign subsidiaries                 3               (170)               628
    Amortization of goodwill                              428                420                154
    Unrepatriated foreign earnings                          -                  -               (488)
    Other                                                 166                168                (83)
                                              -----------------    ----------------    -----------------
                                                      $11,692             $5,602             $6,481
                                              =================    ================    =================

         Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences between the carrying amounts of assets and liabilities for financial reporting  purposes  and the  amounts  used for  income  taxes.  Certain  of the
Company's  foreign  subsidiaries  have  undistributed  accumulated  earnings  of approximately  $19.2 million, as adjusted for U.S. tax purposes at September 30,
2000. No U.S. tax has been provided on the  undistributed  earnings  because the
Company  intends  to   indefinitely   reinvest  such  earnings  in  the  foreign
operations.  The amount of the  unrecognized  deferred tax liability  associated with the undistributed  earnings that have not been previously taxed in the U.S.
was  approximately   $4.1  million  at  September  30,  2000.  If  earnings  are repatriated,  foreign tax  credits can offset a portion of the U.S.  tax on such earnings.

         The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2000 and October 2, 1999 are presented below:

                                                                             Year Ended
                                                               ----------------------------------------
                                                                  September 30,           October 2,
                                                                       2000                  1999
                                                                 ------------------    -------------------
             Deferred tax assets:
                 Accounts receivable                                       $  846                  $ 825
                 Inventory                                                  2,428                  2,858
                 U.S. Federal NOL carryforwards                             5,094                  5,739
                 U.S. State NOL carryforwards                                  95                    111
                 Foreign NOL carryforwards                                  2,165                  2,344
                 Tax credits                                                  497                    802
                 Accrued exit costs - U.S.                                  5,492                  5,698
                 Accrued exit costs - foreign                               1,847                  1,959
                 Other accrued expenses and reserves                        2,357                  1,962

             Deferred tax liabilities:
                 Depreciation                                              (3,056)                (2,296)
                 Trademarks                                                (5,147)                (5,330)
                 Other items                                               (3,405)                (3,283)
                                                                 ------------------    -------------------
             Net deferred tax asset                                         9,213                 11,389
             Valuation allowance                                           (2,200)                (2,591)
                                                                 ------------------    -------------------
             Deferred tax asset, net of valuation allowance                $7,013                 $8,798
                                                                 ==================    ===================

             Classified as follows:
                 Current asset                                            $10,614                $10,732
                 Non-current asset                                          1,324                    926
                 Non-current liability                                     (4,925)                (2,860)
                                                                 ------------------    -------------------
                                                                           $7,013                 $8,798
                                                                 ==================    ===================

         A valuation  allowance to reduce the  deferred  tax assets  reported is required  if,  based on the weight of the  evidence,  it is more likely than not that some portion or all of the  deferred  tax assets will not be realized.  For
Fiscal 2000 and 1999, management determined that respective valuation allowances of $2.2 million and $2.6  million,  respectively,  were  necessary to reduce the
deferred   tax  assets   relating  to  certain   foreign  net   operating   loss
carryforwards,  foreign tax credit carryforwards and other accruals not expected to result in a future realizable benefit.

         At September 30, 2000, the Company's  United  Kingdom  subsidiary had a foreign operating loss of $2.9 million which carries forward  indefinitely.  For domestic purposes,  the Company has Federal net operating loss carryforwards for tax purposes of  approximately  $14.0 million which will expire in 2017. The net operating loss  carryforwards will be subject to certain tax law provisions that
limit  the   utilization  of  net  operating   losses  that  were  generated  in
pre-acquisition  years and were acquired  through  changes in  ownership.  These limitations  were considered  during  management's  evaluation of the need for a valuation allowance.  The Company has AMT credit carryforwards of $298,000 which carry  forward  indefinitely.  In  addition,  the Company has foreign tax credit
carryforwards  of  approximately   $199,000  to  offset  future  U.S.  taxes  on
repatriated  foreign income.  These foreign tax credit  carryforwards  expire in
2001.

8.  ACQUISITION OF SAVANE INTERNATIONAL CORP.

         The Company  completed the  acquisition of Savane on June 10, 1998. The total purchase price,  including cash paid for common stock acquired,  cash paid for the fair value of outstanding stock options, and fees and expenses less cash acquired amounted to $90.8 million.

         The  acquisition  was  accounted  for  using  the  purchase  method  of accounting  and the  Savane  results of  operations  have been  included  in the consolidated  statements of income since the acquisition date. The fair value of identifiable  tangible  and  intangible  net  assets  acquired,  including  cash acquired of $9.3 million, was $57.6 million. The purchase price in excess of net assets  acquired of $42.5  million was  allocated to  goodwill.  The goodwill is being amortized over a period of 30 years.

         Subsequent to the acquisition,  the Company began performing a thorough analysis of Savane's  operations and developed a plan to exit certain activities and terminate  certain  personnel.  The major activities to date include,  among other things,  elimination of redundant personnel,  closure of two manufacturing facilities in Costa Rica,  closure of a manufacturing  facility and an inventory consolidation  warehouse  in Mexico,  disposal  of a chain of 32 retail  stores, closure of a storage  facility in Texas,  and the disposal of certain  equipment and other  non-operating  assets.  As of  September  30,  2000,  the Company has remaining  accrued  liabilities of  approximately  $5.6 million  related to exit costs which primarily  consist of estimated lease  termination costs and related expenses.  The activity in the exit accruals during Fiscal 2000 and 1999 were as follows:

                                                            Year Ended
                                              ---------------------------------------
                                               September 30,          October 2,
                                                   2000                  1999
                                              ----------------    -------------------

Beginning balance                                    $ 6,030                $ 7,267
Adjustments to cost of Savane                             --                  7,884
Reductions/payments                                     (438)                (9,121)
                                              ----------------    -------------------
Ending balance                                        $5,592                 $6,030
                                              ================    ===================

         The two  manufacturing  facilities  in Costa Rica are included in other assets.  The Company has valued these  assets held for sale at an estimated  net realizable value of $2.0 million based on local market conditions and expects to dispose of these assets by the end of Fiscal 2001.

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

9.  COMMITMENTS AND CONTINGENCIES

         As of September 30, 2000, the Company had  approximately  $10.0 million of  outstanding  trade letters of credit with various  expiration  dates through
February 2001.

         The Company is not involved in any legal  proceedings which the Company believes could  reasonably be expected to have a material  adverse effect on the
Company's business, financial position or results of operations.

10.  EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

         The Company has a 401(k)  profit  sharing plan under which all domestic employees are eligible to participate.  Employee contributions are voluntary and subject to Internal Revenue Service limitations.  The Company matches,  based on annually  determined  factors,  employee  contributions  provided  the  employee completes  certain levels of service  annually and is employed as of December 31 of each plan  year.  For Fiscal  2000,  1999,  and 1998,  the  Company  recorded expenses of $533,000,  $585,000,  and $264,000,  respectively,  related to these plans.

         Certain non-U.S.  employees  participate in defined  contribution plans with varying  vesting and  contribution  provisions.  For Fiscal 2000,  1999 and
1998,  the  Company  recorded  expenses  of  $309,000,   $304,000  and  $33,000,
respectively, related to these plans.

Defined Benefit Plan

         Under the defined benefit plan, which covers certain Savane cutting and
distribution  center  associates,   the  basic  monthly  pension  payable  to  a
participant  upon  normal  retirement  equals the  product of the  participant's monthly  benefit rate times the number of years of credited  service.  Assets of the defined benefit plan are invested primarily in U.S. government  obligations, corporate bonds, and equity securities.

         The  Company's  policy is to fund accrued  pension cost when such costs are deductible for tax purposes.  Net periodic  pension cost for the years ended
September 30, 2000 and October 2, 1999, included the following components:

                                                                      September 30,          October 2,
                                                                           2000                 1999
                                                                     -----------------    -----------------

    Service cost-benefits earned during the period                           $  28                $  37
    Interest cost on projected benefit obligation                              571                  555
    Estimated return on plan assets                                           (763)                (786)
    Net amortization and deferral                                              112                  124
                                                                     -----------------    -----------------
       Net periodic pension cost                                             $ (52)               $ (70)
                                                                     =================    =================

           The  following  table  sets forth the  funded  status of the  defined benefit plan:

                                                               September 30,         October 2,
                                                                    2000                1999
                                                             -----------------    ----------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION:
Accumulated benefit obligation                                       $8,027              $7,938

Projected benefit obligation                                          8,027               7,938
Plan assets at market value                                           8,037               8,362
                                                             -----------------    ----------------
    Funded status                                                        10                 424
Unrecognized transition liability being recognized over
    average future service of plan participants                         141                 207
Unrecognized net loss from past experience different from
    that assumed and effects of changes in assumptions                1,907               1,375
                                                             -----------------    ----------------

    Prepaid expense                                                  $2,058              $2,006
                                                             =================    ================

         The following table provides a  reconciliation  of beginning and ending balances of the benefit obligation of the defined benefit plan:

                                                                September 30,         October 2,
                                                                     2000                1999
                                                              -----------------    ----------------
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation, beginning of year
                                                                     $7,938              $8,258
Service cost
                                                                         28                  37
Interest cost
                                                                        571                 555
Benefits paid                                                          (704)               (707)
Actuarial (gain) loss                                                   194                (205)
                                                              -----------------    ----------------
Projected benefit obligation, end of year                            $8,027              $7,938
                                                              =================    ================

         The  following  table  provides a  reconciliation  of the beginning and ending balances of the fair value of plan assets of the defined benefit plan:

                                                                 September 30,         October 2,
                                                                      2000                1999
                                                              -----------------    ----------------
CHANGE IN PLAN ASSETS:
Plan assets at fair value, beginning of year                          $8,362             $8,335
Actual return on plan assets                                             379                666
Company contribution                                                      --                 68
Benefits paid
                                                                        (704)               (707)
                                                              -----------------    ----------------
Plan assets at fair value, end of year                                $8,037             $8,362
                                                              =================    ================

         In  determining  the  benefit  obligations  and  service  cost  of  the
Company's defined benefit plan, a weighted average discount rate and an expected long-term  rate of return on plan  assets of 7.5% and 9.5%,  respectively,  were used for Fiscal 2000 and Fiscal 1999.

11.  STOCK OPTION PLANS

         The Company has adopted  various  stock  option  plans since 1996 which combined  reserve  1,760,000  shares of the  Company's  common  stock for future issuance.  The per share exercise price of each stock option granted under these plans will be equal to the quoted fair market  value of the stock on the date of grant,  except in the case of a more than 10%  shareholder  for which grants are priced at 110% of fair market value of the stock on the date of grant.

         The Company has elected to follow  Accounting  Principles Board Opinion
No. 25,  "Accounting  for Stock  Issued to  Employees"  ("APB  25") and  related interpretations  in  accounting  for its  employee  stock  options  because,  as discussed below,  the alternative fair value accounting  provided for under FASB
Statement No. 123, "Accounting for Stock Based Compensation,"  ("Statement 123")
requires  use of option  valuation  models  that were not  developed  for use in valuing employee stock options.  Under APB 25, because the exercise price of the
Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma  information  regarding  net income and earnings per share is required  by  Statement  123,  which  also  requires  that  the  information  be determined  as if the Company  has  accounted  for its  employee  stock  options granted  subsequent  to December  31,  1994 under the fair value  method of that
Statement.  The fair value for these  options was estimated at the date of grant using a Black-Scholes  option pricing model with the following  weighted-average assumptions for Fiscal 2000,  1999 and 1998,  respectively:  risk-free  interest rate of 5.9%,  6.1%,  and 4.0%;  a dividend  yield of 0%, 0% and 0%;  volatility factor of the expected  market price of the  Company's  common stock of .67, .87 and .92;  and a  weighted-average  expected  life of the option of seven  years, seven years, and eight years.

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

         For purposes of pro forma disclosures,  the estimated fair value of the options is amortized to expense over the options' vesting period.  The Company's pro forma information for Fiscal 2000, 1999 and 1998 is (in thousands except for earnings per share information):

                                                                               Year Ended
                                                        ------------- -- ------------ -- -----------
                                                         September 30,    October 2,      October 3,
                                                             2000            1999            1998
                                                        -------------    ------------    -----------

              Pro forma net income                          $13,440          $6,352        $10,235
              Pro forma earnings per share - basic            $1.76           $0.83          $1.37
              Pro forma earnings per share - diluted          $1.74           $0.81          $1.36

         A  summary  of  the  Company's  stock  option  activity,   and  related
information follows:

                                                2000                         1999                          1998
                                      ----------------------    -----------------------    ----------------------
                                                  Weighted                   Weighted                  Weighted
                                                  Average                    Average                   Average
                                                  Exercise                   Exercise                  Exercise
                                                  Price Per                  Price Per                 Price Per
                                      Options       Share         Options      Share        Options      Share
                                      ----------- -----------     ----------   ---------    ---------- -----------

Outstanding - beginning of year          808,633     $16.24        485,700      $13.53        60,750      $10.50
Granted                                  765,655      17.32        382,600       19.55       451,900       13.84
Exercised                               (18,692)      12.16       (19,035)       11.78            --          --
Canceled/expired                       (133,715)      19.31       (40,632)       15.88      (26,950)       11.88
                                      ----------- -----------     ----------   ---------    ----------  ----------
Outstanding-end of year                1,421,881     $16.58        808,633      $16.24       485,700      $13.53
                                      =========== ===========     ==========   =========    ==========  ==========
Weighted-average  fair value of
   options granted during the year                   $12.04                     $12.64                     $5.17

         The exercise price range of outstanding and  exercisable  options as of
September 30, 2000 follows:

  Outstanding         Exercisable          Exercise Price
    Options             Options            Range Per Share
-----------------    --------------    ------------------------

         393,376           266,229         $10.25 - $13.20
         537,250           347,004         $13.88 - $17.32
         385,755            70,769         $18.38 - $19.75
         105,500            46,670         $20.13 - $27.75
-----------------    --------------
       1,421,881           730,672
=================    ==============

         The  weighted-average  remaining  contractual  life of the  outstanding options is nine years.  The initial term for options is generally ten years. The vesting  period is three years for  1,066,781  options and 355,100  options were immediately vested.

12.  QUARTERLY RESULTS OF OPERATIONS

         The  following  is a summary  of the  unaudited  quarterly  results  of operations:

                                                                       Net        Net Income (Loss)
                                          Net            Gross        Income             Per
                                         Sales          Profit        (Loss)       Share - Diluted
                                       -----------    ------------  ------------- --------------------

Year Ended September 30,  2000
     First Quarter                     $ 101,675          $29,602      $ 2,348           $0.30
     Second Quarter                       124,201          37,133        5,227            0.68
     Third Quarter                        123,044          36,085        5,740            0.74
     Fourth Quarter                       124,065          34,702        4,188            0.54

Year Ended October 2, 1999
    First Quarter                         $94,186         $27,296      $ 2,331           $0.30
    Second Quarter                        110,709          31,513        4,001            0.51
    Third Quarter                         110,544          29,623        3,275            0.42
    Fourth Quarter                        105,252          29,490       (1,356)          (0.18)

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

13.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company  has one  reportable  segment,  the  design,  sourcing  and marketing  of  sportswear  apparel.  The  information  for this  segment  is the information  used by the Company's  chief operating  decision-maker  to evaluate operating performance. International sales represented approximately 7.8%, 8.3%, and 4.8% of net sales for Fiscal 2000, 1999 and 1998,  respectively.  No foreign country or  geographic  area  accounted for more than 10% of net sales in any of the periods presented.  Long-term assets of international operations represented approximately 2.6%, 1.9% and 2.0% of the Company's long-term assets at September
30, 2000, October 2, 1999 and October 3, 1998, respectively.

         In Fiscal 2000, two customers  accounted for  approximately 15% and 13%
of sales in the United  States.  In Fiscal 1999,  two  customers  accounted  for approximately  14% and 12% of sales in the United  States.  In Fiscal 1998,  two customers accounted for approximately 24% and 11% of sales in the United States.

14.  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL INFORMATION

         The Notes (see Note 5) are  jointly  and  severally  guaranteed  by the
Company's domestic  subsidiaries.  The wholly-owned foreign subsidiaries are not guarantors  with  respect to the Notes and do not have any  credit  arrangements senior to the Notes except for their local overdraft  facility and capital lease obligations.

         The  following  is the  supplemental  combined  condensed  statement of operations and cash flows for the three years ended  September 30, 2000, and the supplemental  combined  condensed  balance  sheets as of September  30, 2000 and
October 2, 1999. The only intercompany  eliminations are the normal intercompany sales, borrowing and investments in wholly-owned subsidiaries. Separate complete financial  statements of the guarantor  subsidiaries  are not presented  because management believes that they are not material to investors.

                                                             Year Ended September 30, 2000
                                      --------------------------------------------------------------------
                                                                     Non-
Statements of Operations               Parent     Guarantor      Guarantor
                                        Only     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                      ---------  -------------  ------------  ------------- --------------

Net sales                              $195,424     $240,760      $40,997        $(4,196)      $472,985
Gross profit                             49,518       75,226       12,778             --        137,522
Operating income                         18,252       29,191          354             --         47,797
Interest, income taxes
   and other, net                        11,726       17,953           56            559         30,294
Net income                                6,526       11,238          298           (559)        17,503

                                                               Year Ended October 2, 1999
                                      --------------------------------------------------------------------
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

                                                               Year Ended October 3, 1998
                                      --------------------------------------------------------------------
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

                                                           September 30, 2000
                                      --------------------------------------------------------------------
                                                                  Non-
Balance Sheets                         Parent     Guarantor     Guarantor
                                        Only     Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                      ---------- ------------  ------------  -------------  --------------
ASSETS
Cash                                  $    171      $     22    $ 1,574         $    --       $   1,767
Accounts receivable                     35,196        51,248      6,848              --          93,292
Inventories                             26,604        32,571      7,579              --          66,754
Other current assets                    12,155        12,152        377              --          24,684
                                      ---------- ------------  ------------- -------------  --------------
       Total current assets             74,126        95,993     16,378              --         186,497

Property and equipment, net             30,503        10,011      6,374              --          46,888
Other assets                           124,832        81,788      4,229        (142,173)         68,676
                                      ---------- ------------  ------------- -------------  --------------
       Total asset                    $229,461      $187,792    $26,981       $(142,173)       $302,061
                                      ========== ============  ============= =============  ==============

LIABILITIES  AND SHAREHOLDERS' EQUITY
Accounts payable and accrued
    liabilities                        $25,061       $44,022     $3,796         $    --         $72,879
Current portion of long-term
    debt and capital lease obligations     904         1,087         --              --           1,991
                                      ---------- ------------  -------------  -------------  -------------
       Total current liabilities        25,965        45,109      3,796              --          74,870
Long-term debt and noncurrent portion
    of capital lease obligations       139,741         3,809         --              --         143,550
Other noncurrent liabilities               257         7,455         95              --           7,807
Shareholders' equity                    63,498       131,419     23,090        (142,173)         75,834
                                      ----------  ------------ -------------  -------------  -------------
       Total liabilities and
         shareholders' equity         $229,461      $187,792    $26,981       $(142,173)       $302,061
                                      ==========  ============ =============  =============  =============

                                                                    October 2, 1999
                                      --------------------------------------------------------------------                                                                    Non-
Balance Sheets                         Parent      Guarantor     Guarantor
                                        Only      Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                      ----------  ------------  ------------- -------------  -------------
ASSETS
Cash                                    $   90         $   28    $ 1,489         $    --        $ 1,607
Accounts receivable                     28,502         42,736      6,295         (1,308)         76,225
Inventories                             22,958         38,354     10,869              --         72,181
Other current assets                    12,800         11,817        443              --         25,060
                                      ---------   ------------ -------------   ------------  -------------
       Total current assets             64,350         92,935     19,096         (1,308)        175,073

Property and equipment, net             22,762         12,782      6,641              --         42,185
Other assets                           152,391         57,062      5,520       (142,909)         72,064
                                      ----------  ------------ -------------  ------------  --------------
       Total asset                    $239,503       $162,779    $31,257      $(144,217)       $289,322
                                      ==========  ============ ============= =============  ==============

LIABILITIES  AND SHAREHOLDERS' EQUITY
Accounts payable and accrued
   liabilities                         $20,886        $26,843     $6,420       $ (1,308)        $52,841
Current portion of long-term
   debt and capital lease obligations      619          1,565          7             --           2,191
                                      ----------  ------------ ------------- -------------  ---------------
       Total current liabilities        21,505         28,408      6,427         (1,308)         55,032
Long-term debt and noncurrent portion
    of capital lease obligations       163,876          4,827         --             --         168,703
Other noncurrent liabilities                69          5,664         31             --           5,764
Shareholders' equity                    54,053        123,880     24,799       (142,909)         59,823
                                     ----------  ------------ -------------  ------------- ---------------
       Total liabilities and
         shareholders' equity         $239,503       $162,779    $31,257      $(144,217)       $289,322
                                     ==========  ============ =============  ============= ================

                                                          Year Ended September 30, 2000
                                      ---------------------------------------------------------------------
                                                                   Non-
Statements of Cash Flows               Parent      Guarantor     Guarantor
                                       Only      Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                      ---------  -------------  ------------  -------------  --------------

Net cash provided by operating
    activities                          $34,026      $ 2,175     $ 2,024           $  --        $38,225
Net cash used in investing activities   (10,176)        (554)       (483)             --        (11,213)
Net cash used in financing activities   (23,769)      (1,627)     (1,456)             --        (26,852)
Net increase (decrease) in cash              81           (6)         85              --            160
Cash, beginning of year                      90            28      1,489              --          1,607
Cash, end of year                           171            22      1,574              --          1,767

                                                          Year Ended October 2, 1999
                                       ------------------------------------------------------------------
                                                                   Non-
Statements of Cash Flows                Parent     Guarantor     Guarantor
                                         Only     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------  ------------  ------------  ------------  -------------

Net cash provided (used) by operating
    activities                         $ 13,115       $ 8,692   $    (40)        $(3,607)      $18,160

Net cash used in investing activities   (12,108)       (3,415)      (554)          1,277       (14,800)
Net cash provided (used) by financing
    activities                           (1,037)       (5,880)       737           2,330        (3,850)
Net increase (decrease) in cash             (30)         (603)       143              --          (490)
Cash, beginning of year                     120           631      1,346              --         2,097
Cash, end of year                            90            28      1,489              --         1,607

                                                            Year Ended October 3, 1998
                                       -------------------------------------------------------------------
                                                                    Non-
Statements of Cash Flows                Parent     Guarantor     Guarantor
                                         Only     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------  ------------  ------------  ------------  --------------

Net cash provided (used) by operating
    activities                           $ 2,117    $(1,396)      $(3,119)       $   796        $ (1,602)                                                                                              796
Net cash used in investing activities   (104,120)    (1,106)         (211)         9,327         (96,110)
Net cash provided (used) by financing
    activities                           101,999     (2,761)        1,251           (796)         99,693
Net increase (decrease) in cash               (4)    (5,263)       (2,079)         9,327           1,981
Cash, beginning of year                      124      5,894         3,425          (9,327)           116
Cash, end of year                            120        631         1,346              --          2,097

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

Reserve for returns and allowances:

                                    Additions
                                           ------------------------------
                           Balance at      Charged to       Charged to                           Balance
                           Beginning        Costs and          Other                             at End
                           of Period        Expenses        Accounts(1)        Deductions       of Period
                          -------------    ------------    --------------     -------------    ------------

Year Ended:

October 3, 1998(2)                $647          $4,697            $338    (1)       $5,043            $639

October 2, 1999(2)                $639          $1,286            $---                $---          $1,925

September 30, 2000              $1,925             $73            $---                $---          $1,998

Reserve for excess and slow-moving inventory:

                                    Additions
                                           -------------------------------
                           Balance at      Charged to        Charged to                           Balance
                           Beginning        Costs and          Other                               at End
                           of Period        Expenses        Accounts(1)         Deductions       of Period
                          -------------    ------------    ---------------     -------------    -------------

Year Ended:

October 3, 1998                 $2,200            $800            $10,336  (1)       $5,192           $8,144

October 2, 1999                 $8,144            $623               $---            $3,958           $4,809

September 30, 2000              $4,809          $1,759               $---            $2,101           $4,467

Deferred tax asset valuation allowance:

                                    Additions
                                           ------------------------------
                           Balance at      Charged to       Charged to                           Balance
                           Beginning        Costs and          Other                             at End
                           of Period        Expenses        Accounts(1)        Deductions       of Period
                          -------------    ------------    --------------     -------------    ------------

Year Ended:

October 3, 1998                   $---            $---            $2,591  (1)         $---          $2,591

October 2, 1999                 $2,591            $---              $---              $---          $2,591

September 30, 2000              $2,591            $---              $---              $391          $2,200

(1)   Represents balance acquired as a  result  of  the  acquisition  of  Savane
      International Corp. on June 10, 1998.
(2)   October 3, 1998 and October 2, 1999 balances have been restated to conform to the Fiscal 2000 presentation.

                                   SIGNATURES
         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized, in the City of Tampa, and State of Florida, on this 13th day of December, 2000.

                                 TROPICAL SPORTSWEAR INT'L CORPORATION
                                 (Registrant)

                                 By:           /s/ William W. Compton
                                               William W. Compton
                                 airman of the Board and Chief Executive Officer

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

Signature                    Title                                   Date

/s/  William W. Compton      Chairman of the Board             December 13, 2000
William W. Compton           Chief Executive Officer
                             and Director (Principal
                             Executive Officer)

/s/  Michael Kagan           Vice Chairman of the Board,       December 13, 2000
Michael Kagan                Executive Vice President,
                             Chief Financial Officer and Secretary
                             (Principal Financial Officer)

/s/  N. Larry McPherson      Senior Vice President             December 13, 2000
N. Larry McPherson           and Treasurer (Principal
                             Accounting Officer)

/s/  Jesus Alvarez-Morodo    Director                          December 13, 2000
Jesus Alvarez-Morodo

/s/ Eloy S. Vallina-Laguera  Director                          December 13, 2000
Eloy S. Vallina-Laguera

/s/  Leslie J. Gillock       Director                          December 13, 2000
Leslie J. Gillock

/s/  Donald H. Livingstone   Director                          December 13, 2000
Donald H. Livingstone

/s/  Leon H. Reinhart        Director                          December 13, 2000
Leon H. Reinhart

/s/  Charles J. Smith        Director                          December 13, 2000
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
      4.5         Supplemental  Indenture  No. 1 dated  as of  August  23,  2000 among  Tropical  Sportswear Int'l Corporation, each of the New
                  Subsidiary  Guarantors  named  therein,  and  SunTrust   Bank,
                  Atlanta, as trustee (filed herewith).
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

Index to Exhibits (continued)

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
                  20, 1998).
    10.14         Employment  Agreement  dated July  1, 1999 between  Gregory L.
                  Williams  and Tropical  Sportswear   Int'l  Corporation (filed
                  herewith).
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

Index to Exhibits (continued)

  Exhibit
  Number                                 Description

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
                  1999).
   *10.24         Third  Amendment  dated December 31, 1998 to Loan and Security
                  Agreement (filed as Exhibit 10.24 to Tropical Sportswear Int'l
                  Corporation's Quarterly Report on Form 10-Q filed February 16,
                  1999).
   *10.25         Fourth  Amendment  dated  May 21,  1999 to Loan  and  Security
                  Agreement (filed as Exhibit 10.25 to Tropical Sportswear Int'l
                  Corporation's Form 10-K filed December 30, 1999).
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
                  12, 1999).
   *10.28         Sixth  Amendment  dated  October 28, 1999 to Loan and Security
                  Agreement  with Fleet  Capital  Corporation  (filed as Exhibit
                  10.28 to Tropical  Sportswear  Int'l  Corporation's  Form 10-K
                  filed December 30, 1999).
   *10.29         Seventh Amendment dated November 12, 1999 to Loan and Security
                  Agreement  with Fleet  Capital  Corporation  (filed as Exhibit
                  10.29 to Tropical  Sportswear  Int'l  Corporation's  Form 10-K
                  filed December 30, 1999).
   *10.30         Second  Amendment  dated  November 12, 1999 to Loan  Agreement with  NationsBank  N.A.  (filed as Exhibit  10.30 to  Tropical
                  Sportswear  Int'l  Corporation's  Form 10-K filed December 30,
                  1999).
   *10.31Third    Amendment dated August 24, 1998 to Retail-Domestic  Collection
                  Factoring   Agreement  between  Heller  Financial,   Inc.  and
                  Tropical  Sportswear Int'l Corporation (filed as Exhibit 10.31 to Tropical  Sportswear  Int'l  Corporation's  Form 10-K filed
                  December 30, 1999).
   *10.32Third    Amendment  dated  January  18,  2000  to Loan  Agreement  with
                  NationsBank N.A. (filed as Exhibit 10.1 to Tropical Sportswear
                  Int'l Corporation's Form 10-Q filed May 10, 2000).
   *10.33Eighth   Amendment   dated  January  19,  2000  to  Loan  and  Security
                  Agreement  with Fleet  Capital  Corporation  (filed as Exhibit
                  10.2 to  Tropical  Sportswear  Int'l  Corporation's  Form 10-Q
                  filed May 10, 2000).
   *10.34Tropical Sportswear  Int'l  Corporation  2000 Long-Term  Incentive Plan
                  (filed  as  Exhibit   99.1  to   Tropical   Sportswear   Int'l
                  Corporation's  Registration  Statement on Form S-8, dated July
                  28, 2000).
    10.35         Joinder Agreement dated August 23, 2000 and Supplement to Loan and Security  Agreement with Fleet Capital  Corporation (filed herewith).
     21.1         Subsidiaries of the Registrant (filed herewith).
     23.1         Consent of Ernst & Young LLP (filed herewith).
     24.1         Power of Attorney (included in Part IV of the Form 10-K).
     27.1         Financial Data Schedule (filed herewith).

* Indicates document incorporated herein by reference.