Form 10-Q
period 2000-12-30
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2001-02-08
CIK 1044324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended                     December 30, 2000
                               --------------------------------------------------------------

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                               to
                              -------------------------------  -------------------------------

Commission File Number                                   0-23161
                      ------------------------------------------------------------------------

                                         Tropical Sportswear Int'l Corporation
                        ---------------------------------------------------------------
                              (Exact name of registrant as specified in its charter)

                  Florida                                                        59-3424305
---------------------------------------------------                      --------------------------
         (State or other jurisdiction of                                       I.R.S. Employer
         incorporation or organizat                                           Identification No.

          4902 W. Waters Avenue  Tampa, FL                                        33634-1302
----------------------------------------------------------------------------------------------------
        (Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code   (813) 249-4900
                                                  --------------------------------------------------

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

As of February 6, 2001 there were 7,639,043  shares of the  registrant's  Common Stock outstanding.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I     Financial Information                                                        Page No.
                                                                                        --------

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            10

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       12

PART II    Other Information

Item 1     Legal Proceedings                                                                12

Item 2     Changes in Securities                                                            12

Item 3     Defaults upon Senior Securities                                                  12

Item 4     Submission of Matters to a Vote of Security Holders                              12

Item 5     Other Information                                                                12

Item 6     Exhibits and Reports on Form 8-K                                                 12

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            TROPICAL SPORTSWEAR INT'L CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)
                                           (In thousands, except per share amounts)

                                               Thirteen           Thirteen
                                               Weeks Ended       Weeks Ended
                                               December 30,      January 1,
                                                 2000               2000
                                           -----------------  -----------------

Net sales                                       $ 98,552          $ 101,675
Cost of goods sold                                69,744             72,073
                                           -----------------  -----------------
Gross profit                                      28,808             29,602
Selling, general and administrative
   expenses                                       19,516             20,020
Other charges                                        848              1,006
                                           -----------------  -----------------
Operating income                                   8,444              8,576
Other expense:
   Interest expense, net                           3,825              4,282
   Other, net                                        108                371
                                           -----------------  -----------------
                                                   3,933              4,653

Income before income taxes                         4,511              3,923
Provision for income taxes                         1,801              1,575
                                           -----------------  -----------------
Net income                                         2,710              2,348
Foreign currency translations and other             (284)             (307)
                                           -----------------  -----------------
Comprehensive income                             $ 2,426            $ 2,041
                                           =================  =================

Net income per common share:
    Basic                                          $0.35              $0.31
                                           =================  =================
    Diluted                                        $0.35              $0.30
                                           =================  =================

                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              December 30,        September 30,
                                                                                  2000                2000
                                                                            -----------------   ------------------
                    ASSETS                                                    (unaudited)           (audited)

          Current Assets:
             Cash                                                               $   3,377            $   1,767
             Accounts receivable                                                   70,806               93,292
             Inventories                                                           76,744               66,754
             Deferred income taxes                                                 10,614               10,614
             Prepaid expenses and other current assets                              5,170                6,537
                                                                            -----------------   ------------------
                         Total current assets                                     166,711              178,964

          Property and equipment, net                                              49,019               46,888
          Intangible assets, including trademarks and goodwill, net                51,596               52,286
          Other assets                                                             16,938               16,390
                                                                           ------------------   -----------------
                         Total assets                                           $ 284,264            $ 294,528
                                                                            =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                              $  51,662            $  65,346
             Current portion of long-term debt and capital leases                   2,124                1,991
                                                                            -----------------   ------------------
                         Total current liabilities                                 53,786               67,337

          Long-term debt and capital leases                                       144,315              143,550
          Deferred income taxes                                                     4,956                4,925
          Other non-current liabilities                                             2,947                2,882
                                                                            -----------------   ------------------
                   Total liabilities                                              206,004              218,694

          Shareholders' Equity:
             Preferred stock                                                            -                    -
             Common stock                                                              76                   76
             Additional paid in capital                                            17,830               17,830
             Accumulated other comprehensive loss                                  (1,640)              (1,356)
             Retained earnings                                                     61,994               59,284
                                                                            -----------------  ------------------
                         Total shareholders' equity                                78,260               75,834
                                                                            -----------------   ------------------

                         Total liabilities and shareholders' equity             $ 284,264            $ 294,528
                                                                            =================   ==================

                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                         Thirteen              Thirteen
                                                                        Weeks Ended           Weeks Ended
                                                                       December 30,           January 1,
                                                                           2000                  2000
                                                                     ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                    $ 2,710             $2,348
Adjustments to reconcile net income to net cash
         provided by operating activities:
    Depreciation and amortization                                               2,352              2,263
    Deferred income taxes and other                                              (236)                (5)
Changes in operating assets and liabilities:
    Accounts receivable                                                        22,486              5,176
    Inventories                                                                (9,991)             1,062

      Prepaid expenses and other current assets                                 1,263              7,154
      Accounts payable and accrued expenses                                   (13,715)            (4,810)
                                                                        ----------------     -----------------
    Net cash provided by operating activities                                   4,869             13,188
                                                                        ----------------     -----------------

INVESTING ACTIVITIES
Capital expenditures
                                                                               (3,854)            (2,216)
Other, net                                                                         18                 50
                                                                        ----------------     -----------------
    Net cash used in investing activities                                      (3,836)            (2,166)
                                                                        ----------------     -----------------

Financing activities:
Net change in long-term debt and capital leases                                   669             (9,280)
                                                                        ----------------     -----------------
      Net cash provided by (used in) financing activities                         669             (9,280)
                                                                        ----------------     -----------------

Change in currency translation                                                   (92)               (124)

Net increase in cash                                                            1,610              1,618
Cash at beginning of period                                                     1,767              1,607
                                                                        ----------------     -----------------
Cash at end of period                                                          $3,377             $3,225
                                                                        ================     =================

                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    December 30, 2000 and September 30, 2000
               (In thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

The  accompanying  unaudited  condensed  consolidated  financial  statements  of
Tropical  Sportswear Int'l  Corporation (the "Company")  include the accounts of
Tropical  Sportswear  Int'l  Corporation and its  subsidiaries.  These financial statements have been prepared in accordance with the  instructions for Form 10-Q and,  therefore,  do not  include  all  information  and  footnotes  required by generally accepted accounting  principles.  The unaudited condensed consolidated financial  statements  should be read in conjunction with the audited  financial statements  and related notes  included in the  Company's  Annual Report on Form
10-K for the year ended  September 30, 2000.  Certain  amounts in the prior year have been  reclassified  to conform with the current year  presentation.  In the opinion of management, the unaudited condensed consolidated financial statements
contain  all  necessary  adjustments  (which  include  only  normal,   recurring
adjustments) for a fair presentation of the interim periods presented. Operating results for the  thirteen  weeks  ended  December  30, 2000 are not  necessarily indicative  of results  that may be expected  for the entire  fiscal year ending
September 29, 2001.

2.       INVENTORIES

Inventories consist of the following:

                                                         December 30,         September 30,
                                                             2000                 2000
                                                       ----------------    ------------------

        Raw materials                                          $4,326               $6,373
        Work in process                                        14,257               19,788
        Finished goods                                         58,161               40,593
                                                       ----------------    ------------------
                                                              $76,744              $66,754
                                                       ================    ==================

3.       DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                         December 30,         September 30,
                                                             2000                 2000
                                                       ----------------    ------------------

        Revolving credit line                                $ 26,865              $25,686
        Real estate loan                                       14,493               14,690
        Senior Subordinated Notes                             100,000              100,000
        Other                                                   5,081                5,165
                                                        ---------------    ------------------
                                                              146,439              145,541
        Less current maturities                                 2,124                1,991
                                                        ---------------    ------------------
                                                             $144,315             $143,550
                                                        ===============    ==================

The Company's revolving credit line (the "Facility")  provides for borrowings of up to $110 million,  subject to certain borrowing base  limitations.  Borrowings under the Facility bear variable  rates of interest  (8.8% at December 30, 2000)
and are secured by  substantially  all of the  Company's  domestic  assets.  The
Facility  matures in June 2003.  As of December 30, 2000,  an  additional  $67.8 million was available for borrowings under the Facility.

4.  EARNINGS PER SHARE

Basic and diluted net income per share are computed as follows:

                                                 Thirteen           Thirteen
                                               Weeks ended        Weeks ended
                                               December 30,        January 1,
                                                   2000               2000
                                              ---------------    ---------------
     Numerator for basic and diluted net
     income per share:
           Net income                                 $2,710             $2,348

     Denominator for basic net income
     per share:
           Weighted average shares of
             common stock outstanding              7,637,736          7,620,845

     Effect of dilutive stock options
     using the treasury stock method                  61,173            108,686
                                               --------------    ---------------

     Denominator for diluted net income
     per share                                     7,698,909          7,729,531
                                               ==============    ===============

     Net income per common share:
          Basic                                        $0.35              $0.31
                                               ==============    ===============
          Diluted                                      $0.35              $0.30
                                               ==============    ===============

5.        NEW ACCOUNTING PRONOUNCEMENT

On October 1, 2000,  the  Company  adopted  Statement  of  Financial  Accounting
Standards  No.  133,   "Accounting   for  Derivative   Instruments  and  Hedging
Activities",  as amended by Statement of Financial Accounting Standards No. 138,
"Accounting for Certain Derivative  Instruments and Certain Hedging Activities".
These statements require an entity to recognize all derivatives as either assets or  liabilities  in the  statement  of  financial  position  and  measure  those instruments at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative  instrument depends on whether it has been designated and  qualifies  as part of a hedging  relationship  and,  on the type of hedging relationship.  For those derivative  instruments that are designated and qualify as hedging instruments,  a company must designate the hedging instrument,  based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign  operation.  The Company limits its use of derivative  financial  instruments  to the  management of interest rate risk.
Under the terms of an interest-rate swap agreement, on the first $7.0 million of borrowings under the Company's Real Estate Loan,  interest is payable at a fixed base  rate  plus an  applicable  margin.  On the  remainder  of the  borrowings, interest is payable based on the 30-day LIBOR rate plus an applicable margin. As previously  disclosed,  the adoption of these statements did not have a material impact on the consolidated financial statements of the Company.

6.  SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Company's Senior  Subordinated Notes, due 2008 (the "Notes") are jointly and severally  guaranteed  fully  and  unconditionally  by  the  Company's  domestic subsidiaries which are 100% owned by Tropical  Sportswear Int'l Corporation (the
"Parent").  The Company's  wholly-owned  foreign subsidiaries are not guarantors with respect to the Notes and do not have any credit  arrangements senior to the
Notes except for their local overdraft facility and capital lease obligations.

The following is the supplemental  combining  condensed  statement of operations for the thirteen  weeks ended  December  30, 2000 and the  thirteen  weeks ended
January  1, 2000,  the  supplemental  combining  condensed  balance  sheet as of
December  30,  2000 and  September  30,  2000,  and the  supplemental  combining condensed  statement  of cash flows for the  thirteen  weeks ended  December 30,
2000,  and the  thirteen  weeks  ended  January 1, 2000.  The only  intercompany eliminations are the normal  intercompany  sales,  borrowings and investments in
wholly-owned  subsidiaries.   Separate  complete  financial  statements  of  the
guarantor  subsidiaries are not presented because management  believes that they are not material to investors.

                                                                 Thirteen Weeks Ended December 30, 2000
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries      Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 34,844         $ 53,441       $ 11,392        $  (1,125)          $ 98,552
Gross profit                                     7,321           17,778          3,709                -             28,808
Operating income                                 1,069            6,802            573                -              8,444
Interest, income taxes and other, net              863            4,262            137              472              5,734
Net income                                         206            2,540            436             (472)             2,710

                                                                  Thirteen Weeks Ended January 1, 2000
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 35,814        $ 55,819         $10,849             $(807)         $101,675
Gross profit                                     8,684          17,045           3,873                 -            29,602
Operating income                                 1,034           6,691             851                 -             8,576
Interest, income taxes and other, net              540           4,836             146               706             6,228
Net income                                         494           1,855             705              (706)            2,348

                                                                         As of December 30, 2000
                                              ------------------------------------------------------------------------------
Balance Sheet                                   Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                          $     176         $     46          $ 3,155         $    -            $ 3,377
Accounts receivable, net                         26,808           36,517            7,481              -             70,806
Inventories                                      30,405           39,012            7,327              -             76,744
Other current assets                              2,076           13,302              406              -             15,784
                                              -----------   -------------    -------------   -------------    --------------
         Total current assets                    59,465           88,877           18,369              -            166,711

Property, plant and equipment, net               33,027            9,643            6,349              -             49,019
Investment in subsidiaries and other assets     128,758           80,444            3,332       (144,000)            68,534
                                              -----------   -------------    -------------   -------------    --------------
         Total assets                          $221,250         $178,964          $28,050      $(144,000)          $284,264
                                              ===========   =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 14,898          $32,301          $ 4,463       $      -          $  51,662
Current portion of long-term debt and
    capital leases                                  919            1,177               28              -              2,124
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 15,817           33,478            4,491              -             53,786
Long-term debt and noncurrent portion of
    capital leases                              140,685            3,529              101              -            144,315
Other noncurrent liabilities                        504            7,429             (30)              -              7,903
Stockholders' equity                             64,244          134,528           23,488       (144,000)            78,260
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
    equity                                     $221,250         $178,964          $28,050      $(144,000)          $284,264
                                              ===========   =============    =============   =============    ==============

                                                                        As of September 30, 2000
                                              ------------------------------------------------------------------------------
Balance Sheet                                  Parent        Guarantor       Non-Guarantor
                                                Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                             $  171            $  22          $ 1,574        $     -            $ 1,767
Accounts receivable, net                         35,196           51,248            6,848              -             93,292
Inventories                                      26,604           32,571            7,579              -             66,754
Other current assets                              2,202           14,572              377              -             17,151
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      64,173           98,413           16,378              -            178,964

Property, plant and equipment, net               30,503           10,011            6,374              -             46,888
Investment in subsidiaries and other assets     136,704           69,916            4,229       (142,173)            68,676
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                            $231,380         $178,340          $26,981      $(142,173)          $294,528
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities        $26,980          $34,570           $3,796        $     -           $ 65,346
Current portion of long-term debt and
    capital leases                                  904            1,087               --              -              1,991
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 27,884           35,657            3,796              -             67,337
Long-term debt and noncurrent portion of
    capital leases                              139,741            3,809                -              -            143,550
Other noncurrent liabilities                        257            7,455               95              -              7,807
Stockholders' equity                             63,498          131,419           23,090       (142,173)            75,834
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
           equity                              $231,380         $178,340          $26,981      $(142,173)          $294,528
                                              ===========   =============    =============   =============    ==============

                                                                 Thirteen Weeks Ended December 30, 2000
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by operating activities       $ 2,344          $  815          $ 1,710          $    -           $ 4,869
Net cash used in investing activities            (3,299)           (503)             (34)              -            (3,836)
Net cash provided by (used in) financing            960            (288)             (95)              -               577
Net increase in cash                                  5              24            1,581               -             1,610
Cash, beginning of period                           171              22            1,574               -             1,767
Cash, end of period                                 176              46            3,155               -             3,377

                                                                  Thirteen Weeks Ended January 1, 2000
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by operating activities       $12,639          $1,022           $  234            (707)        $13,188
Net cash used in investing activities            (1,769)           (117)            (280)              -          (2,166)
Net cash provided by (used in) financing
    activities                                   (9,232)           (907)              28             707          (9,404)
Net increase (decrease) in cash                   1,638              (2)             (18)              -           1,618
Cash, beginning of period                           100              17            1,490               -           1,607
Cash, end of period                               1,738              15            1,472               -           3,225

7.  SUBSEQUENT EVENT

In January 2001, the Company closed its sewing plant in Chihuahua,  Mexico. This plant was acquired in 1998 through the acquisition of Savane International Corp.
(formerly  known  as  Farah  Incorporated). The plant employed approximately 520
associates and produced  casual pants.   The  production  and  equipment will be
transferred to independent contractors in Mexico,  and the Company plans to sell the land and building.  The closing  will  provide the Company with cost savings as well as greater production flexibility.  The  Company  will take an after-tax charge in the second quarter of approximately  $600,000 to provide for severance benefits and other closing costs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operations.

Results of Operations

The following table sets forth, for the periods indicated, selected items in the
Company's  consolidated  statements  of income  expressed as a percentage of net sales:

                                                   Thirteen Thirteen
                                                Weeks ended Weeks ended
                                            December 30,        January 1,
                                               2000               2000
                                           --------------    ---------------

Net sales                                       100.0%            100.0%
Cost of goods sold                               70.8              70.9
                                           --------------    ---------------
Gross profit                                     29.2              29.1
Selling, general and administrative              19.8              19.7
expenses
Other charges                                     0.9               1.0
                                           --------------    ---------------
Operating income                                  8.5               8.4
Interest expense, net                             3.9               4.2
Other, net                                        0.1               0.4
                                           --------------    ---------------
Income before income taxes                        4.5               3.8
Provision for income taxes                        1.8               1.5
                                           --------------    ---------------
Net income                                        2.7%              2.3%
                                           ==============    ===============

Thirteen  weeks ended  December 30, 2000  compared to the  thirteen  weeks ended
January 1, 2000

         Net Sales.  Net sales  decreased  3.1% to $98.6  million  for the first quarter of fiscal 2001 from $101.7 million in the comparable prior year quarter.
This decrease was primarily due to order  cancellations  and lower than expected sell-through due to the weak retail environment.

         Gross Profit. Gross profit decreased 2.7% to $28.8 million, or 29.2% of net sales for the first quarter of fiscal 2001, from $29.6 million,  or 29.1% of net sales,  for the  comparable  prior year  quarter.  The dollar  decrease  was primarily due to the decrease in sales volume.

         Selling,  General and  Administrative  Expenses.  Selling,  general and administrative  expenses  decreased to $19.5 million,  or 19.8% of net sales for the first quarter of fiscal 2001, from $20.0 million, or 19.7% of net sales, for the comparable prior year quarter.  The dollar decrease was primarily due to the decrease in sales volume.

         Other  Charges.  During the first  quarter of fiscal 2001,  the Company recorded  a pre-tax  charge of  approximately  $848,000  related  to  in-process research and development that was acquired in connection with the  Victorinox(R)
license.  In the first  quarter of fiscal 2000,  the Company  recorded a pre-tax charge of approximately $1.0 million for severance payments to the former CEO of
Farah/Savane  who resigned as an officer and  director of the Company  effective
December 30, 1999.

         Interest  Expense.  Interest expense  decreased to $3.8 million for the first quarter of fiscal 2001,  from $4.3 million for the  comparable  prior year quarter. The decrease was primarily due to lower average outstanding  borrowings under the Company's credit facility.

         Income  Taxes.  The Company's  effective  income tax rate for the first quarter of fiscal 2001 was 39.9% compared to 40.1% in the comparable  prior year quarter.  These rates are based on the Company's  expected  effective annual tax rate.

         Net  Income.  As a result of the above  factors,  net income  increased
15.4% to $2.7 million for the first  quarter of fiscal 2001 from $2.3 million in the comparable prior year quarter.

Liquidity and Capital Resources

The Company's revolving credit line (the "Facility")  provides for borrowings of up to $110 million,  subject to certain borrowing base  limitations.  Borrowings under the Facility bear variable  rates of interest  (8.8% at December 30, 2000)
and are secured by  substantially  all of the  Company's  domestic  assets.  The
Facility  matures in June 2003.  As of December 30, 2000,  an  additional  $67.8 million was available for borrowings under the Facility.

During the thirteen weeks ended  December 30, 2000,  the Company  generated $4.9 million of cash from its operations. This was primarily the result of net income of $2.7 million (which included non-cash  expenses of $2.1 million),  a decrease in accounts receivable of $22.5 million,  and a decrease in prepaid expenses and other current assets of $1.3 million, offset in part by a $10.0 million increase in  inventory  and a $13.7  million  decrease  in  accounts  payable and accrued expenses.

Capital  expenditures totaled $3.9 million for the thirteen weeks ended December
30, 2000 and are expected to  approximate  $13.0  million for the entire  fiscal year. The  expenditures  expected for the remainder of the fiscal year primarily relate to the  acquisition of land and the  construction of a building in the El
Paso,  Texas area, and the upgrade or replacement of various other equipment and computer systems including hardware and software.

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
continued  improvements  in  operating  efficiencies  such  that  the  Company's operating  margins  continue  to improve;  our  inability  to achieve  projected revenue and  earnings  growth in fiscal  2001;  our  inability  to achieve  cost savings  and  production  flexibility  related to the  closure of the  Company's sewing plant in Chihuahua,  Mexico;  the  continued  acceptance of the Company's existing and new products by its major  customers;  delays  associated  with the timing of  introduction,  shipment and acceptance of the  Victorinox(R)  apparel line, the ability of the Company to continue to use certain licensed  trademarks and  tradenames,  including  John Henry(R),  Bill  Blass(R),  and Van Heusen(R);
general  economic  conditions,  including  recession or other  cyclical  effects impacting the Company's  customers in the U.S. or abroad,  potential  changes in demand in the retail market,  price and availability of raw materials and global manufacturing  costs and restrictions;  increases in costs;  regulatory  matters affecting the Company  including quotas and tariffs and recent trade legislation
regarding  trade  with  the  Caribbean  Basin  countries;   international  risks
including   exchange  rate  fluctuations,   trade  disruptions,   and  political
instability of foreign markets;  and other risk factors listed from time to time in the  Company's  SEC reports and  announcements.  In addition,  the  estimated financial  results for any period do not  necessarily  indicate the results that may be expected for any future period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk is primarily limited to fluctuations in interest rates as it pertains  to the  Company's  borrowings  under the  Facility  and the Real
Estate Loan.  There have been no material changes to the Item 7A disclosure made in the Company's  Annual Report on Form 10-K for the fiscal year ended September
30, 2000.

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

         (b)    Reports on Form 8-K

                No  reports  on Form 8-K were  filed  during  the  thirteen-week period ended December 30, 2000.

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

February 7, 2001

Index to Exhibits

Exhibit
Number                                     Description

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
                  Statement on Form S-4 filed August 20, 1998).
   *4.5           Shareholder Protection Rights Agreement,  dated as of November
                  13, 1998,  between Tropical  Sportswear Int'l  Corporation and
                  Firstar  Bank  Milwaukee,  N.A.  (which  includes as Exhibit B thereto the Form of Right Certificate)  (filed as Exhibit 99.1 of Tropical Sportswear Int'l  Corporation's  current report on
                  Form 8-K dated November 13, 1998).
   *4.6           Supplemental Indenture No. 1 dated as of August 23, 2000 among
                  Tropical  Sportswear  Int'l  Corporation,   each  of  the  New
                  Subsidiary   Guarantors  named  therein,  and  SunTrust  Bank,
                  Atlanta,   as  trustee  (filed  as  Exhibit  4.5  to  Tropical
                  Sportswear  Int'l  Corporation's  Annual  Report  on Form 10-K
                  filed December 19, 2000).
   27.1           Financial Data Schedule (filed herewith).

*  Incorporated by reference.