Form 10-Q
period 2001-03-31
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2001-05-09
CIK 1044324

                                                  UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended                     March 31, 2001

                                                or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                             to

            Commission File Number                      0-23161

                                Tropical Sportswear Int'l Corporation
                        (Exact name of registrant as specified in its charter)

                  Florida                                                               59-3424305
  ---------------------------------------                                  ------------------------
         (State or other jurisdiction of                                                I.R.S. Employer
         incorporation or organization)                                                 Identification No.

          4902 W. Waters Avenue  Tampa, FL                                              33634-1302
    ------------------------------------------------------------------------------------------------------
        (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code   (813) 249-4900

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

As of May 7, 2001 there were 7,654,879 shares of the registrant's Common Stock outstanding.

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

                                            TROPICAL SPORTSWEAR INT'L CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)
                                           (In thousands, except per share amounts)

                                            Thirteen           Thirteen            Twenty-six          Twenty-six
                                           Weeks Ended        Weeks Ended          Weeks Ended        Weeks Ended
                                            March 31,          April 1,             March 31,           April 1,
                                              2001               2000                 2001                2000
                                        ------------------ ------------------   -----------------  ------------------

Net sales                                    $ 123,523          $ 124,201           $ 222,075           $ 225,876
Cost of goods sold                              87,713             87,068             157,457             159,141
                                        ------------------ ------------------   -----------------  ------------------
Gross profit                                    35,810             37,133              64,618              66,735
Selling, general and
administrative
   expenses                                     21,820             23,437              41,336              43,457
Other charges                                    1,330                 --               2,178               1,006
                                        ------------------ ------------------   -----------------  ------------------
Operating income                                12,660             13,696              21,104              22,272
Other expense:
   Interest expense, net                         4,079              4,306               7,904               8,588
   Other, net                                      474                562                 582                 933
                                        ------------------ ------------------   -----------------  ------------------
                                                 4,553              4,868               8,486               9,521

Income before income taxes                       8,107              8,828              12,618              12,751
Provision for income taxes                       3,168              3,601               4,969               5,176
                                        ------------------ ------------------   -----------------  ------------------
Net income                                       4,939              5,227               7,649               7,575
Foreign currency translations and
        other                                   (1,214)             (428)              (1,498)               (735)
                                        ------------------ ------------------   -----------------  ------------------
Comprehensive income                           $ 3,725            $ 4,799             $ 6,151             $ 6,840
                                        ================== ==================   =================  ==================

Net income per common share:
    Basic                                        $0.65              $0.69              $1.00                $0.99
                                        ================== ==================   =================  ==================
    Diluted                                      $0.64              $0.68              $0.99                $0.99
                                        ================== ==================   =================  ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)

                                                                               March 31,          September 30,
                                                                                  2001                2000
                                                                            -----------------   ------------------
                    ASSETS                                                    (unaudited)           (audited)

          Current Assets:
             Cash                                                               $   2,543            $   1,767
             Accounts receivable, net                                              96,258               93,292
             Inventories                                                           71,111               66,754
             Deferred income taxes                                                 10,614               10,614
             Prepaid expenses and other current assets                              6,489                6,537
                                                                            -----------------   ------------------
                         Total current assets                                     187,015              178,964

          Property and equipment, net                                              47,800               46,888
          Intangible assets, including trademarks and goodwill, net                51,126               52,286
          Other assets                                                             16,476               16,390
                                                                            -----------------   ------------------
                         Total assets                                           $ 302,417            $ 294,528
                                                                            =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                              $  54,679            $  65,346
             Current portion of long-term debt and capital leases                   2,268                1,991
                                                                            -----------------   ------------------
                         Total current liabilities                                 56,947               67,337

          Long-term debt and capital leases                                       155,505              143,550
          Deferred income taxes                                                     4,952                4,925
          Other non-current liabilities                                             3,006                2,882
                                                                            -----------------   ------------------
                   Total liabilities                                              220,410              218,694

          Shareholders' Equity:
             Preferred stock                                                            -                    -
             Common stock                                                              76                   76
             Additional paid in capital                                            17,852               17,830
             Accumulated other comprehensive loss                                  (2,854)              (1,356)
             Retained earnings                                                     66,933               59,284
                                                                            -----------------   ------------------
                         Total shareholders' equity                                82,007               75,834
                                                                            -----------------   ------------------

                         Total liabilities and shareholders' equity             $ 302,417            $ 294,528
                                                                            =================   ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (In thousands)

                                                                        Twenty-six            Twenty-six
                                                                        Weeks Ended           Weeks Ended
                                                                         March 31,             April 1,
                                                                           2001                  2000
                                                                     ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                    $ 7,649                $7,575
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                               4,986                 4,577
    Deferred income taxes and other                                              (202)                   (3)
Changes in operating assets and liabilities:
    Accounts receivable                                                        (2,966)              (17,909)
    Inventories                                                                (4,357)               (3,621)
      Prepaid expenses and other current assets                                   356                 8,879
      Accounts payable and accrued expenses                                   (10,807)               10,606
                                                                        ----------------     -----------------
    Net cash provided by (used in) operating activities                        (5,341)               10,104
                                                                        ----------------     -----------------

INVESTING ACTIVITIES
Capital expenditures
                                                                               (4,346)               (5,700)
Other, net                                                                        272                    83
                                                                        ----------------     -----------------
    Net cash used in investing activities                                      (4,074)               (5,617)
                                                                        ----------------     -----------------

Financing activities:
Net change in long-term debt and capital leases                                11,183                (4,179)
Proceeds from exercise of stock options                                            21                    79
                                                                        ----------------     -----------------
  Net cash provided by (used in) financing activities                          11,204                (4,100)
                                                                        ----------------     -----------------

Change in currency translation and other                                       (1,013)                 (510)

Net increase in cash                                                              776                  (123)
Cash at beginning of period                                                     1,767                 1,607
                                                                        ----------------     -----------------
Cash at end of period                                                          $2,543                $1,484
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
                                       March 31, 2001 and September 30, 2000
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
Operating  results for the twenty-six weeks ended March 31, 2001 are not necessarily  indicative of results that may be expected for the entire fiscal year ending September 29, 2001.

2.       INVENTORIES

Inventories consist of the following:

                                                           March 31,          September 30,
                                                             2001                 2000
                                                       ----------------    ------------------

        Raw materials                                          $5,073               $6,373
        Work in process                                        13,215               19,788
        Finished goods                                         52,823               40,593
                                                       ----------------    ------------------
                                                              $71,111              $66,754
                                                       ================    ==================

3.       DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                           March 31,          September 30,
                                                             2001                 2000
                                                       ----------------    ------------------

        Revolving credit line                                $ 38,008              $25,686
        Real estate loan                                       14,296               14,690
        Senior Subordinated Notes                             100,000              100,000
        Other                                                   5,469                5,165
                                                        ---------------    ------------------
                                                              157,773              145,541
        Less current maturities                                 2,268                1,991
                                                        ---------------    ------------------
                                                             $155,505             $143,550
                                                        ===============    ==================

The Company's  revolving  credit line (the  "Facility")  provides for  borrowings of up to $110 million,  subject to certain  borrowing base  limitations.  Borrowings  under the Facility bear variable rates of interest (7.1% at March
31, 2001) and are secured by  substantially  all of the  Company's  domestic  assets.  The Facility  matures in June
2003.  As of March 31, 2001, an additional $70.3 million was available for borrowings under the Facility.

4.  EARNINGS PER SHARE

Basic and diluted net income per share are computed as follows:

                                                 Thirteen           Thirteen         Twenty-six         Twenty-six
                                                Weeks ended       Weeks ended        Weeks ended        Weeks ended
                                                 March 31,          April 1,          March 31,          April 1,
                                                   2001               2000              2001               2000
                                               --------------    ---------------    --------------     --------------
     Numerator for basic net income
     per share:
          Net income                                  $4,939             $5,227            $7,649             $7,575

     Denominator for basic net income
     per share:
          Weighted average shares of common
             stock outstanding                     7,639,077          7,624,431         7,638,408          7,622,769

     Effect of dilutive stock options using
     the treasury stock method                        87,437             17,966            74,305             63,326
                                               --------------    ---------------    --------------     --------------

     Denominator for diluted net income per
     share                                         7,726,514          7,642,397         7,712,713          7,686,095
                                               ==============    ===============    ==============     ==============

     Net income per common share:
          Basic                                        $0.65              $0.69             $1.00              $0.99
                                               ==============    ===============    ==============     ==============
          Diluted                                      $0.64              $0.68             $0.99              $0.99
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

The  following  is the  supplemental  combining  condensed  statement  of  operations  for the  thirteen  weeks and twenty-six  weeks ended March 31,  2001,  and the  thirteen  weeks and  twenty-six  weeks ended April 1, 2000,  the supplemental  combining  condensed  balance sheet as of March 31, 2001 and September 30, 2000, and the supplemental combining  condensed  statement of cash flows for the  twenty-six  weeks ended March 31, 2001,  and the  twenty-six weeks ended April 1, 2000. The only intercompany  eliminations are the normal  intercompany  sales,  borrowings and investments in wholly-owned  subsidiaries.  Separate complete  financial  statements of the guarantor  subsidiaries are not presented because management believes that they are not material to investors.

                                                                  Thirteen Weeks Ended March 31, 2001
                                              -----------------------------------------------------------------------------
                                                                            Non-Guarantor
Statement of Operations                        Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 59,371         $ 54,153       $  11,015       $    (1,016)       $ 123,523
Gross profit                                    15,581           16,424           3,805                -            35,810
Operating income                                 7,204            4,824             632                -            12,660
Interest, income taxes and other, net            3,511            3,527             258               425            7,721
Net income                                       3,693            1,297             374              (425)           4,939

                                                                   Thirteen Weeks Ended April 1, 2000
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 56,450         $ 59,286          $9,532          $(1,067)         $124,201
Gross profit                                    14,835           19,146           3,152                -            37,133
Operating income                                 6,353            7,133             210                -            13,696
Interest, income taxes and other, net            2,687            5,632             (8)              158             8,469
Net income                                       3,666            1,501             218             (158)            5,227

                                                                 Twenty-six Weeks Ended March 31, 2001
                                              -----------------------------------------------------------------------------
                                                                            Non-Guarantor
Statement of Operations                        Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 94,215       $  107,594         $22,407        $  (2,141)        $ 222,075
Gross profit                                    22,902           34,202           7,514                -            64,618
Operating income                                 8,273           11,626           1,205                -            21,104
Interest, income taxes and other, net            4,374            7,789             395              897            13,455
Net income                                       3,899            3,837             810             (897)            7,649

                                                                  Twenty-six Weeks Ended April 1, 2000
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                      $92,264         $115,105         $20,381          $(1,874)         $225,876
Gross profit                                    23,519           36,191           7,025                -            66,735
Operating income                                 7,387           13,824           1,061                -            22,272
Interest, income taxes and other, net            4,213            9,482             138              864            14,697
Net income                                       3,174            4,342             923             (864)            7,575

                                                                          As of March 31, 2001
                                              ------------------------------------------------------------------------------
                                                                             Non-Guarantor
Balance Sheet                                   Parent       Guarantor       Subsidiaries
                                                 Only       Subsidiaries                     Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                          $     371          $   138          $ 2,034      $       -          $  2,543
Accounts receivable, net                         50,126           39,620            6,512              -            96,258
Inventories                                      27,876           35,780            7,455              -            71,111
Other current assets                              3,399           13,222              482              -            17,103
                                              -----------   -------------    -------------   -------------    --------------
         Total current assets                    81,772           88,760           16,483              -           187,015

Property and equipment, net                      32,331            9,225            6,244              -            47,800
Investment in subsidiaries and other assets     126,831           80,484            3,718       (143,431)           67,602
                                              -----------   -------------    -------------   -------------    --------------
         Total assets                          $240,934         $178,469          $26,445      $(143,431)         $302,417
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND  SHAREHOLDERS'  EQUITY
Accounts payable and accrued liabilities       $ 19,755          $30,781          $ 4,143      $       -          $ 54,679
Current portion of long-term debt and
 capital leases                                   1,078            1,159               31              -             2,268
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 20,833           31,940            4,174              -            56,947
Long-term debt and noncurrent portion of
    capital leases                              152,160            3,249               96              -           155,505
Other noncurrent liabilities                        601            7,389              (32)             -             7,958
Shareholders' equity                             67,340          135,891           22,207       (143,431)           82,007
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and shareholders'
    equity                                     $240,934         $178,469          $26,445      $(143,431)         $302,417
                                              ===========   =============    =============   =============    ==============

                                                                        As of September 30, 2000
                                              ------------------------------------------------------------------------------
                                                                             Non-Guarantor
Balance Sheet                                  Parent        Guarantor       Subsidiaries
                                                Only        Subsidiaries                     Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                             $  171            $  22          $ 1,574        $     -            $ 1,767
Accounts receivable, net                         35,196           51,248            6,848              -             93,292
Inventories                                      26,604           32,571            7,579              -             66,754
Other current assets                              2,202           14,572              377              -             17,151
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      64,173           98,413           16,378              -            178,964

Property and equipment, net                      30,503           10,011            6,374              -             46,888
Investment in subsidiaries and other assets     136,704           69,916            4,229       (142,173)            68,676
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                            $231,380         $178,340          $26,981      $(142,173)          $294,528
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities        $26,980          $34,570           $3,796        $     -           $ 65,346
Current portion of long-term debt and
   capital leases                                   904            1,087                -              -              1,991
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 27,884           35,657            3,796              -             67,337
Long-term debt and noncurrent portion of
   capital leases                               139,741            3,809                -              -            143,550
Other noncurrent liabilities                        257            7,455               95              -              7,807
Shareholders' equity                             63,498          131,419           23,090       (142,173)            75,834
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and shareholders'
         equity                                $231,380         $178,340          $26,981      $(142,173)          $294,528
                                              ===========   =============    =============   =============    ==============

                                                                  Twenty-six Weeks Ended March 31, 2001
                                              ------------------------------------------------------------------------------
                                                                                 Non-
Statement of Cash Flows                         Parent       Guarantor        Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by (used in) operating
   activities                                 $  (8,693)        $  1,732          $ 1,620          $    -       $  (5,341)
Net cash used in investing activities            (3,684)            (226)            (164)              -          (4,074)
Net cash provided by (used in) financing
   activities                                    12,577             (377)            (996)              -          11,204
Other                                                -            (1,013)               -               -          (1,013)
Net increase in cash                                200              116              460               -             776
Cash, beginning of period                           171               22            1,574               -           1,767
Cash, end of period                                 371              138            2,034               -           2,543

                                                                  Twenty-six Weeks Ended April 1, 2000
                                              ------------------------------------------------------------------------------
                                                                                 Non-
Statement of Cash Flows                         Parent       Guarantor        Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by operating activities        $8,281          $1,075           $  748        $      -          $10,104
Net cash used in investing activities            (4,939)           (280)            (398)              -           (5,617)
Net cash used in financing activities            (3,283)           (300)            (517)              -           (4,100)
Other                                                 -            (510)               -               -             (510)
Net increase (decrease) in cash                      59             (15)            (167)              -             (123)
Cash, beginning of period                            90              28            1,489               -            1,607
Cash, end of period                                 149              13            1,322               -            1,484

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The  following  table  sets  forth,  for the  periods  indicated,  selected  items  in the  Company's  consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen           Thirteen          Twenty-six         Twenty-six
                                            Weeks ended       Weeks ended         Weeks ended        Weeks ended
                                             March 31,          April 1,           March 31,          April 1,
                                               2001               2000               2001               2000
                                           --------------    ---------------    ----------------    --------------

Net sales                                       100.0%            100.0%             100.0%              100.0%
Cost of goods sold                               71.0              70.1               70.9                70.5
                                           --------------    ---------------    ----------------    --------------
Gross profit                                     29.0              29.9               29.1                29.5
Selling, general and administrative
  expenses                                       17.7              18.9               18.6                19.2
Other charges                                     1.0               -                  1.0                 0.4
                                           --------------    ---------------    ----------------    --------------
Operating income                                 10.3              11.0                9.5                 9.9
Interest expense, net                             3.3               3.5                3.6                 3.8
Other, net                                        0.4               0.4                0.2                 0.4
                                           --------------    ---------------    ----------------    --------------
Income before income taxes                        6.6               7.1                5.7                 5.7
Provision for income taxes                        2.6               2.9                2.3                 2.3
                                           --------------    ---------------    ----------------    --------------
Net income                                        4.0%              4.2%               3.4%                3.4%
                                           ==============    ===============    ================    ==============

Thirteen weeks ended March 31, 2001 compared to the thirteen weeks ended April 1, 2000

         Net Sales.  Net sales  decreased  0.5% to $123.5 million  for the second quarter of fiscal 2001 from $124.2 million in the  comparable  prior year quarter.  This decrease was  primarily due to  lower average  selling  prices caused by the weak retail environment.

         Gross Profit.  Gross profit  decreased to $35.8 million,  or 29.0% of net sales,  for the second quarter of
fiscal 2001, from $37.1 million,  or 29.9% of net sales,  for the comparable  prior year quarter.   The reduction in
the gross margin was primarily due to price pressures and additional closeout sales.

         Selling,  General and Administrative  Expenses.  Selling,  general and administrative expenses decreased to
$21.8 million,  or 17.7% of net sales,  for the second quarter of fiscal 2001,  from $23.4 million,  or 18.9% of net sales,  for the comparable  prior year quarter.  The dollar  decrease was primarily due to reduced  incentive  based compensation accruals and other cost cutting measures.

         Other  Charges.  During the  second  quarter  of fiscal  2001,  the  Company  recorded a pre-tax  charge of
$900,000  related  to the  closure  of its  sewing  plant  in  Chihuahua,  Mexico,  and  incurred  pre-tax  costs of approximately $430,000 related to the pursuit of certain assets of Bugle Boy Industries, Inc.

         Interest  Expense.  Interest  expense  decreased  to $4.1  million for the second  quarter of  fiscal 2001,
from $4.3  million  for the  comparable  prior year  quarter.   The  decrease  was  primarily  due to lower  average
outstanding borrowings under the Company's credit facility.

         Income Taxes.  The  Company's  effective  income tax rate for the second  quarter of fiscal  2001 was 39.1%
compared to 40.8% in the  comparable  prior year  quarter.   The decrease in the  effective  rate is  primarily  the
result of tax planning  strategies  implemented  by the Company.   These rates are based on the  Company's  expected
effective annual tax rate.

         Net Income.  As a result of the above  factors,  net income  decreased  5.5% to $4.9 million for the second quarter of fiscal 2001 from $5.2 million in the comparable prior year quarter.

Twenty-six weeks ended March 31, 2001 compared to the twenty- six weeks ended April 1, 2000

         Net Sales.  Net sales  decreased  1.7% to $222.1  million  for the  twenty-six  weeks  ended March 31, 2001 from $225.9  million in the  comparable  prior year  period.  This  decrease  was  primarily  due  to lower  average selling prices caused by the weak retail environment.

         Gross Profit.  Gross profit  decreased to $64.6 million,  or 29.1% of net sales,  for  the twenty-six weeks
ended March 31,  2001,  from $66.7  million,  or 29.5% of net sales,  for the  comparable  prior year  period.   The
reduction in the gross margin was primarily due to price pressures and additional closeout sales.

         Selling,  General and Administrative  Expenses.  Selling,  general and administrative expenses decreased to
$41.3 million,  or 18.6% of net sales, for the twenty-six  weeks ended March 31, 2001, from $43.5 million,  or 19.2%
of net sales,  for the  comparable  prior year  period.  The dollar  decrease was  primarily  due to the lower sales volume coupled with reduced incentive based compensation accruals and other cost cutting measures.

         Other Charges.  During the twenty-six  weeks ended March 31, 2001, the Company  recorded pre-tax charges of approximately  $848,000  related to in-process  research and  development  that was acquired in connection  with the
Victorinox(R)license and  approximately  $900,000  related to the closure of its sewing plant in Chihuahua,  Mexico, and  incurred  pre-tax  costs of  approximately  $430,000  related to the  pursuit  of  certain  assets of Bugle Boy
Industries,  Inc.  During the  twenty-six  weeks  ended  April 1, 2000,  the  Company  recorded a pre-tax  charge of approximately  $1.0 million for severance  payments to the former CEO of Farah/Savane who resigned as an officer and director of the Company effective December 30, 1999.

         Interest  Expense.  Interest  expense  decreased to $7.9 million for  the twenty-six  weeks ended March 31,
2001,  from $8.6 million for the  comparable  prior year period.   The decrease was  primarily  due to lower average
outstanding borrowings under the Company's credit facility.

         Income  Taxes.  The  Company's  effective  income  tax rate for  twenty-six  weeks ended March 31, 2001 was
39.4%  compared to 40.6% in the comparable  prior year period.  The decrease in  the effective rate is primarily the
result of tax planning  strategies  implemented  by the Company.   These rates are based on the  Company's  expected
effective annual tax rate.

         Net Income.  As a result of the above factors,  net income was $7.6 million for the twenty-six  weeks ended
March 31, 2001 and April 1, 2000.

Liquidity and Capital Resources

The Company's  revolving  credit line (the  "Facility")  provides for  borrowings of up to $110 million,  subject to certain  borrowing base  limitations.  Borrowings  under the Facility bear variable rates of interest (7.1% at March
31, 2001) and are secured by  substantially  all of the  Company's  domestic  assets.  The Facility  matures in June
2003.  As of March 31, 2001, an additional $70.3 million was available for borrowings under the Facility.

During the twenty-six  weeks ended March 31, 2001, the Company used $5.3 million of cash from its  operations.  This was  primarily the result of net income of $7.6 million  (which  included  non-cash  expenses of $4.8  million),  an increase  in accounts  receivable  of $3.0  million,  an increase  in  inventory  of $4.4  million and a decrease in accounts  payable  and accrued  expenses  of $10.8  million,  offset in part by a $0.4  million  decrease in prepaid expenses and other current assets.

Capital  expenditures  totaled  $4.3  million for the  twenty-six  weeks  ended  March 31, 2001 and are  expected to approximate  $13.0 million for the entire  fiscal year.  The  expenditures  expected for the remainder of the fiscal year primarily  relate to the  acquisition of land and the  construction  of a building in the El Paso,  Texas area, and the upgrade or replacement of various other equipment and computer systems including hardware and software.

During the  twenty-six  weeks ended March 31,  2001,  the Company  generated  $11.2  million of cash from  financing activities principally from additional borrowings under the Facility, which were used for working capital.

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

Factors Affecting the Company's Business and Prospects

This  report  contains  forward-looking  statements  subject  to the safe harbor  created by the Private  Securities
Litigation Reform Act of 1995.  Management  cautions that  these statements  represent  projections and estimates of
future  performance  and involve  certain  risks and  uncertainties.   The  Company's  actual  results  could differ
materially from those  anticipated in these  forward-looking  statements as  a result of certain factors  including,
without  limitation:  difficulties  in   achieving  continued  operating  efficiencies;  our  inability  to  achieve projected  revenue and  earnings  growth in fiscal  2001;  restrictions  and  limitations  placed on  us by our debt instruments;  our  inability  to achieve  cost  savings and  production  flexibility  related to  the closure of the
Company's  sewing  plant in  Chihuahua,  Mexico;  our  inability  to  successfully  assimilate  acquired   assets or
businesses;  the continued  acceptance of the Company's  existing and new products  by its major  customers;  delays associated with the timing of  introduction,  shipment and acceptance of the Victorinox(R) apparel line; the ability
of  the  Company  to  continue  to  use  certain  licensed   trademarks  and  tradenames,  including  Victorinox(R),
John Henry(R), Bill  Blass(R),  and Van  Heusen(R);  general  economic  conditions,  including  recession  or  other cyclical effects  impacting the Company's customers in the United States or abroad;  potential changes in  demand in the retail market,  price  and  availability  of  raw  materials and global  manufacturing  costs and  restrictions;
increases in costs;  regulatory  matters  affecting  the  Company,  including  quotas  and tariffs and recent  trade legislation regarding trade with  the Caribbean  Basin  countries;  international  risks,  including  exchange  rate fluctuations, trade disruptions,  and political  instability of foreign markets;  and other risk factors listed from time to time  in  the  Company's  SEC  reports and  announcements,  including  its Annual  Report on  Form 10-K.  In addition,  the  estimated  financial  results  for any  period  do not necessarily indicate the results  that may be expected for any future period.  The Company  undertakes  no  obligation to publicly  update or revise  any forward-
looking statements.

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

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual  Meeting of  Shareholders  of the Company held on Tuesday,  January 23, 2001,  the following  matters were brought before and voted upon by the shareholders:

     1.  A proposal  to elect  three  directors  to serve  until the 2004  Annual  Meeting of  Shareholders  of the
         Company:
                                            For               Withhold Authority
                                            ---               ------------------

         Michael Kagan                      6,337,031                  23,303
         Leon H. Reinhart                   6,358,183                   2,151
         Charles J. Smith                   6,358,181                   2,153

         The  following  members of the Board of Directors of the Company will  continue in office after the Annual
         Meeting:

         Leslie J. Gillock          (term to expire in 2002)
         Donald H. Livingstone      (term to expire in 2002)
         Eloy S. Vallina-Laguera    (term to expire in 2002)
         Jesus Alvarez-Morodo       (term to expire in 2003)
         William W. Compton         (term to expire in 2003)

     2.  A proposal  to  ratify  the  selection  of Ernst & Young LLP as the Company's independent certified public accountants for the fiscal year ending September 29, 2001.

         For               Against          Abstain
         ---               -------          -------

         6,348,475         9,808            2,051

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)    The  Exhibits  to  this  report on Form 10-Q are listed on the  Exhibit  Index, which immediately follows the signature page hereto.

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the thirteen-week period ended March 31, 2001.

                                                      SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TROPICAL SPORTSWEAR INT'L CORPORATION
                                                     -------------------------------------
                                                     (Registrant)

                                                          /s/  Michael Kagan
                                                     ----------------------------------------
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

May 8, 2001

Index to Exhibits

Exhibit
Number                                                                              Description
------                                                                              -----------

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
   *4.5           Supplemental  Indenture  No. 1 dated as of  August  23,  2000  among  Tropical  Sportswear  Int'l
                  Corporation,  each of the New Subsidiary  Guarantors named therein,  and SunTrust Bank,  Atlanta, as trustee  (filed as Exhibit 4.5 to Tropical  Sportswear  Int'l  Corporation's  Annual Report on
                  Form 10-K filed December 19, 2000).
   10.1           Ninth  Amendment  to Loan and  Security  Agreement  with Fleet  Capital  Corporation  dated April
                  12, 2001 (filed herewith).

*  Incorporated by reference.