Form 10-Q
period 2001-06-30
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2001-08-07
CIK 1044324

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
Exchange   Act  of  1934
For the quarterly period ended                June 30, 2001

                                       or

     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934
For the transition period from _______________________to _______________________

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

       Registrant's telephone number, including area code (813) 249-4900
            --------------------------------------------------------

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

     As of August 6, 2001 there were 7,683,119 shares of the registrant's Common
Stock outstanding.

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

                                            TROPICAL SPORTSWEAR INT'L CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)
                                           (In thousands, except per share amounts)

                                            Thirteen           Thirteen            Thirty-nine        Thirty-nine
                                           Weeks Ended        Weeks Ended          Weeks Ended        Weeks Ended
                                            June 30,            July 1,             June 30,            July 1,
                                              2001               2000                 2001                2000
                                        ------------------ ------------------   -----------------  ------------------

Net sales                                    $ 107,328          $ 123,044           $ 329,403           $ 348,920
Cost of goods sold                              78,791             86,959             236,248             246,100
                                        ------------------ ------------------   -----------------  ------------------
Gross profit                                    28,537             36,085              93,155             102,820
Selling, general and
administrative
   expenses                                     21,655             21,777              62,991              65,234
Other charges                                      596                 --               2,774               1,006
                                        ------------------ ------------------   -----------------  ------------------
Operating income                                 6,286             14,308              27,390              36,580
Other expense:
   Interest expense, net                         3,653              4,279              11,557              12,867
   Other, net                                      281                482                 863               1,415
                                        ------------------ ------------------   -----------------  ------------------
                                                 3,934              4,761              12,420              14,282

Income before income taxes                       2,352              9,547              14,970              22,298
Provision for income taxes                         932              3,807               5,901               8,983
                                        ------------------ ------------------   -----------------  ------------------
Net income                                       1,420              5,740               9,069              13,315
Foreign currency translations and
      Other                                        437               (505)             (1,061)             (1,240)
                                        ------------------ ------------------   -----------------  ------------------
Comprehensive income                           $ 1,857            $ 5,235             $ 8,008            $ 12,075
                                        ================== ==================   =================  ==================

Net income per common share:
    Basic                                        $0.19              $0.75              $1.19                $1.75
                                        ================== ==================   =================  ==================
    Diluted                                      $0.18              $0.74              $1.17                $1.73
                                        ================== ==================   =================  ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)

                                                                                June 30,          September 30,
                                                                                  2001                2000
                                                                            -----------------   ------------------
                    ASSETS                                                    (unaudited)           (audited)

          Current Assets:
             Cash                                                               $   1,996            $   1,767
             Accounts receivable, net                                              80,119               93,292
             Inventories                                                           69,686               66,754
             Deferred income taxes                                                 10,614               10,614
             Prepaid expenses and other current assets                              6,425                6,537
                                                                            -----------------   ------------------
                         Total current assets                                     168,840              178,964

          Property and equipment, net                                              46,853               46,888
          Intangible assets, including trademarks and goodwill, net                50,657               52,286
          Other assets                                                             16,255               16,390
                                                                            -----------------   ------------------
                         Total assets                                           $ 282,605            $ 294,528
                                                                            =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                              $  56,759            $  65,346
             Current portion of long-term debt and capital leases                   2,381                1,991
                                                                            -----------------   ------------------
                         Total current liabilities                                 59,140               67,337

          Long-term debt and capital leases                                       131,234              143,550
          Deferred income taxes                                                     4,953                4,925
          Other non-current liabilities                                             2,823                2,882
                                                                            -----------------   ------------------
                   Total liabilities                                              198,150              218,694

          Shareholders' Equity:
             Preferred stock                                                            -                    -
             Common stock                                                              77                   76
             Additional paid in capital                                            18,442               17,830
             Accumulated other comprehensive loss                                  (2,417)              (1,356)
             Retained earnings                                                     68,353               59,284
                                                                            -----------------   ------------------
                         Total shareholders' equity                                84,455               75,834
                                                                            -----------------   ------------------

                         Total liabilities and shareholders' equity             $ 282,605            $ 294,528
                                                                            =================   ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (In thousands)

                                                                    Thirty-nine           Thirty-nine
                                                                    Weeks Ended           Weeks Ended
                                                                     June 30,               July 1,
                                                                       2001                   2000
                                                                --------------------    -----------------
OPERATING ACTIVITIES
Net Income                                                                  $ 9,069              $13,315
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                             7,642                6,779
    Deferred income taxes and other                                            (194)                   4
Changes in operating assets and liabilities:
    Accounts receivable                                                      13,173              (16,871)
    Inventories                                                              (2,933)              (3,171)
    Prepaid expenses and other current assets                                   617                7,257
    Accounts payable and accrued expenses                                    (8,745)               5,751
                                                                   ------------------    -----------------
    Net cash provided by operating activities                                18,629               13,064
                                                                   ------------------    -----------------

INVESTING ACTIVITIES
Capital expenditures                                                         (5,210)              (7,773)
Other, net                                                                      276                   94
                                                                   ------------------    -----------------
    Net cash used in investing activities                                    (4,934)              (7,679)
                                                                   ------------------    -----------------

Financing activities:
Net change in long-term debt and capital leases                             (13,355)              (3,239)
Proceeds from exercise of stock options                                         612                  151
                                                                   ------------------    -----------------
      Net cash used in financing activities                                 (12,743)              (3,088)                                                  ------------------    -----------------
                                                                   ------------------    -----------------
Change in currency translation and other                                       (723)              (1,006)

Net increase in cash                                                            229                1,291
Cash at beginning of period                                                   1,767                1,607
                                                                   ------------------    -----------------
Cash at end of period                                                        $1,996               $2,898
                                                                   ==================    =================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                       June 30, 2001 and September 30, 2000
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
Operating results for the thirty-nine  weeks ended June 30, 2001 are not necessarily  indicative of results that may be expected for the entire fiscal year ending September 29, 2001.

2.       INVENTORIES

Inventories consist of the following:

                                                           June 30,           September 30,
                                                             2001                 2000
                                                       ----------------    ------------------

        Raw materials                                          $8,294               $6,373
        Work in process                                        13,605               19,788
        Finished goods                                         47,787               40,593
                                                       ----------------    ------------------
                                                              $69,686              $66,754
                                                       ================    ==================

3.       DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                           June 30,           September 30,
                                                             2001                 2000
                                                       ----------------    ------------------

        Revolving credit line                                $ 14,144              $25,686
        Real estate loan                                       14,100               14,690
        Senior Subordinated Notes                             100,000              100,000
        Other                                                   5,371                5,165
                                                        ---------------    ------------------
                                                              133,615              145,541
        Less current maturities                                 2,381                1,991
                                                        ---------------    ------------------
                                                             $131,234             $143,550
                                                        ===============    ==================

The Company's  revolving  credit line (the  "Facility")  provides for  borrowings of up to $110 million,  subject to certain  borrowing  base  limitations.  Borrowings  under the Facility bear variable rates of interest (6.7% at June
30, 2001) and are secured by  substantially  all of the  Company's  domestic  assets.  The Facility  matures in June
2003.  As of June 30, 2001, an additional $78.9 million was available for borrowings under the Facility.

4.  EARNINGS PER SHARE

Basic and diluted net income per share are computed as follows:

                                                 Thirteen           Thirteen         Thirty-nine        Thirty-nine
                                                Weeks ended       Weeks ended        Weeks ended        Weeks ended
                                                 June 30,           July 1,           June 30,            July 1,
                                                   2001               2000              2001               2000
                                               --------------    ---------------    --------------     --------------
     Numerator for basic net income
     per share:
           Net income                                 $1,420             $5,740            $9,069            $13,315

     Denominator for basic net income
     per share:
          Weighted average shares of common
            stock outstanding                      7,660,802          7,628,888         7,645,845          7,624,788

     Effect of dilutive stock options using
     the treasury stock method                       133,240            138,131            93,950             88,261
                                               --------------    ---------------    --------------     --------------

     Denominator for diluted net income per
     share                                         7,794,042          7,767,019         7,739,795          7,713,049
                                               ==============    ===============    ==============     ==============

     Net income per common share:
          Basic                                        $0.19              $0.75             $1.19              $1.75
                                               ==============    ===============    ==============     ==============
          Diluted                                      $0.18              $0.74             $1.17              $1.73
                                               ==============    ===============    ==============     ==============

5.  SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Company's Senior  Subordinated  Notes,  due 2008, (the "Notes") are jointly and severally  guaranteed fully and unconditionally  by the  Company's  domestic  subsidiaries  which  are 100%  owned  by  Tropical  Sportswear  Int'l
Corporation  (the "Parent").  The Company's  wholly-owned  foreign  subsidiaries are not guarantors with respect to the Notes and do not have any credit  arrangements  senior to the Notes except for their local  overdraft  facility and capital lease obligations.

The  following  is the  supplemental  combining  condensed  statement  of  operations  for the  thirteen  weeks and thirty-nine  weeks ended June 30,  2001,  and the  thirteen  weeks and  thirty-nine  weeks ended July 1, 2000,  the supplemental  combining  condensed  balance sheet as of June 30, 2001 and September 30, 2000, and the  supplemental combining  condensed  statement of cash flows for the  thirty-nine  weeks ended June 30, 2001, and the  thirty-nine weeks ended July 1, 2000. The only  intercompany  eliminations are the normal  intercompany  sales,  borrowings and investments in wholly-owned  subsidiaries.  Separate complete  financial  statements of the guarantor  subsidiaries are not presented because management believes that they are not material to investors.

                                                                Thirteen Weeks Ended June 30, 2001
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 50,556        $  48,114        $  9,083          $  (425)        $ 107,328
Gross profit                                    12,413           12,786           3,338                -            28,537
Operating income                                 4,359            1,734             193                -             6,286
Interest, income taxes and other, net            2,284            2,396             (17)             203             4,866
Net income (loss)                                2,075             (662)            210             (203)            1,420

                                                                Thirteen Weeks Ended July 1, 2000
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 58,406         $ 56,043         $9,915           $(1,320)         $123,044
Gross profit                                    15,859           18,115          2,111                 -            36,085
Operating income (loss)                          8,299            7,151         (1,142)                -            14,308
Interest, income taxes and other, net            5,445            3,970           (218)             (629)            8,568
Net income (loss)                                2,854            3,181           (924)              629             5,740

                                                                Thirty-nine Weeks Ended June 30, 2001
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $144,771         $155,708         $31,489         $ (2,565)         $ 329,403
Gross profit                                    35,315           46,988          10,852                -             93,155
Operating income                                12,633           13,360           1,397                -             27,390
Interest, income taxes and other, net            6,656           10,185             379            1,101             18,321
Net income                                       5,977            3,175           1,018           (1,101)             9,069

                                                                Thirty-nine Weeks Ended July 1, 2000
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $150,670         $171,148        $30,296           $(3,194)         $348,920
Gross profit                                    39,378           54,306          9,136                 -           102,820
Operating income (loss)                         15,686           20,975            (81)                -            36,580
Interest, income taxes and other, net            9,658           13,452            (80)              235            23,265
Net income (loss)                                6,028            7,523             (1)             (235)           13,315

                                                                        As of June 30, 2001
                                              ------------------------------------------------------------------------------
Balance Sheet                                   Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                          $     122          $   299          $ 1,575         $    -           $ 1,996
Accounts receivable, net                         38,059           36,269            5,791              -            80,119
Inventories                                      28,787           33,332            7,567              -            69,686
Other current assets                              3,559           12,981              499              -            17,039
                                              -----------   -------------    -------------   -------------    -------------
         Total current assets                    70,527           82,881           15,432              -           168,840

Property and equipment, net                      32,049            8,564            6,240              -            46,853
Investment in subsidiaries and other assets     120,012           85,957            4,773       (143,830)           66,912
                                              -----------   -------------    -------------   -------------    -------------
         Total assets                          $222,588         $177,402          $26,445      $(143,830)         $282,605
                                              ===========   =============    =============   =============    =============

LIABILITIES AND  SHAREHOLDERS'  EQUITY
Accounts payable and accrued liabilities       $ 23,205          $29,889          $ 3,665      $       -         $  56,759
Current portion of long-term debt and
    capital leases                                1,078            1,273               30              -             2,381
                                              -----------   -------------    -------------   -------------    -------------
       Total current liabilities                 24,283           31,162            3,695              -            59,140
Long-term debt and noncurrent portion of
    capital leases                              128,161            2,979               94              -           131,234
Other noncurrent liabilities                        437            7,371             (32)              -             7,776
Shareholders' equity                             69,707          135,890           22,688       (143,830)           84,455
                                              -----------   -------------    -------------   -------------    -------------
       Total liabilities and shareholders'
    equity                                     $222,588         $177,402          $26,445      $(143,830)         $282,605
                                              ===========   =============    =============   =============    =============

                                                                        As of September 30, 2000
                                              ------------------------------------------------------------------------------
Balance Sheet                                  Parent        Guarantor       Non-Guarantor
                                                Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                             $  171            $  22          $ 1,574        $     -           $ 1,767
Accounts receivable, net                         35,196           51,248            6,848              -            93,292
Inventories                                      26,604           32,571            7,579              -            66,754
Other current assets                              2,202           14,572              377              -            17,151
                                              -----------   -------------    -------------   -------------    ------------
       Total current assets                      64,173           98,413           16,378              -           178,964

Property and equipment, net                      30,503           10,011            6,374              -            46,888
Investment in subsidiaries and other assets     136,704           69,916            4,229       (142,173)           68,676
                                              -----------   -------------    -------------   -------------    ------------
       Total assets                            $231,380         $178,340          $26,981      $(142,173)         $294,528
                                              ===========   =============    =============   =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities        $26,980          $34,570           $3,796        $     -          $ 65,346
Current portion of long-term debt and
   capital leases                                   904            1,087                -              -             1,991
                                              -----------   -------------    -------------   -------------   -------------
       Total current liabilities                 27,884           35,657            3,796              -            67,337
Long-term debt and noncurrent portion of
   capital leases                               139,741            3,809                -              -           143,550
Other noncurrent liabilities                        257            7,455               95              -             7,807
Shareholders' equity                             63,498          131,419           23,090       (142,173)           75,834
                                              -----------   -------------    -------------   -------------   -------------
       Total liabilities and shareholders'
         equity                                $231,380         $178,340          $26,981      $(142,173)         $294,528
                                              ===========   =============    =============   =============    ============

                                                                  Thirty-nine Weeks Ended June 30, 2001
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor      Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    ------------

Net cash provided by operating activities       $ 15,324       $  2,341            $ 964          $    -         $   18,629
Net cash used in investing activities             (4,486)         (198)             (250)              -             (4,934)
Net cash used in financing activities            (10,887)       (1,143)             (713)              -            (12,743)
Other                                                  -          (723)                -               -               (723)
Net increase (decrease) in cash                      (49)          277                 1               -                229
Cash, beginning of period                            171            22             1,574               -              1,767
Cash, end of period                                  122           299             1,575               -              1,996

                                                                   Thirty-nine Weeks Ended July 1, 2000
                                              -------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    --------------

Net cash provided by operating activities        $8,734          $1,631         $  2,699         $    -           $  13,064
Net cash used in investing activities            (6,804)           (425)            (450)             -              (7,679)
Net cash used in financing activities            (1,871)           (205)          (1,012)             -              (3,088)
Other                                                 -          (1,006)               -              -              (1,006)
Net increase (decrease) in cash                      59              (5)           1,237              -               1,291
Cash, beginning of period                            90              28            1,489              -               1,607
Cash, end of period                                 149              23            2,726              -               2,898

6.       ACQUISITION OF DUCK HEAD APPAREL COMPANY, INC.

On July 11, 2001, the Company filed a tender offer with the Securities  and Exchange  Commission  pursuant to which the Company has offered to purchase 100% of the  outstanding  shares of common stock of Duck Head Apparel  Company,
Inc. ("Duck Head").  The offer is for 100% of the approximately  2.9 million issued and outstanding  shares of Duck
Head at a price of $4.75  per  share.  On July 27,  2001,  the  Company  filed an  amendment  to its  tender  offer extending the date by which the Company must  complete its due diligence  review of Duck Head from July 26, 2001 to
August 6, 2001.  Subject to the  satisfaction  of the conditions to the offer,  the Company expects to consummate a merger in which any  remaining  Duck Head  shareholders  would receive in cash the same price per share paid in the tender offer.  Giving  effect to the exercise of  outstanding  stock  options and the issuance of incentive  shares under  existing  plans,  the value of Duck Head's common stock at $4.75 per share is  approximately  $16.6 million.
In  addition,  at June  30,  2001,  Duck  Head  had  debt of  approximately  $4.7  million  and  cash  balances  of approximately  $5.7  million.  The Company  intends to use the cash and cash  equivalents  held by Duck Head to pay down its  existing  debt.  The tender  offer is  scheduled  to expire at 12:00  midnight  Eastern Time on August 8,
2001.

7.       RECENT ACCOUNTING PRONOUNCEMENT

In July 2001,  the FASB  issued  SFAS No.  141,  "Business  Combinations"  and SFAS No.  142,  "Goodwill  and Other
Intangible  Assets".  Statement  No.  141  prohibits  the  use  of the  pooling-of-interests  method  for  business combinations  initiated  after June 30, 2001, and requires the  recognition of intangible  assets  separately  from goodwill.  Statement  No. 141 is effective  for any  business  combination  that is completed  after June 30, 2001.
Statement No. 142 includes  requirements  to test goodwill and indefinite  lived  intangible  assets for impairment rather than amortize them.  Goodwill and other indefinite  lived intangible  assets would be tested for impairment, and any  impairment  charge  resulting  from the initial  application of Statement No. 142 would be classified as a cumulative  change in  accounting  principle.  Statement  No. 142 is  effective  for fiscal years  beginning  after
December 15, 2001,  with early adoption  permitted for companies with fiscal years  beginning after March 15, 2001, provided  they have not yet issued their first quarter  financial  statements.  The Company is currently  reviewing
Statement  No. 142 and will assess the potential  impact of the  statement  and whether to early adopt.  Should the
Company be successful in acquiring Duck Head, the  acquisition  will be accounted for in accordance  with Statement
No. 141, and the resulting  goodwill and  indefinite  lived  intangible  assets will be accounted for in accordance with Statement No. 142.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The  following  table  sets  forth,  for the  periods  indicated,  selected  items  in the  Company's  consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen           Thirteen          Thirty-nine        Thirty-nine
                                            Weeks ended       Weeks ended         Weeks ended        Weeks ended
                                             June 30,           July 1,            June 30,            July 1,
                                               2001               2000               2001               2000
                                           --------------    ---------------    ----------------    --------------

Net sales                                       100.0%            100.0%             100.0%              100.0%
Cost of goods sold                               73.4              70.7               71.7                70.5
                                           --------------    ---------------    ----------------    --------------
Gross profit                                     26.6              29.3               28.3                29.5
Selling, general and administrative              20.2              17.7               19.1                18.7
expenses
Other charges                                     0.5               -                  0.9                 0.3
                                           --------------    ---------------    ----------------    --------------
Operating income                                  5.9              11.6                8.3                10.5
Interest expense, net                             3.4               3.4                3.5                 3.7
Other, net                                        0.3               0.4                0.3                 0.4
                                           --------------    ---------------    ----------------    --------------
Income before income taxes                        2.2               7.8                4.5                 6.4
Provision for income taxes                        0.9               3.1                1.8                 2.6
                                           --------------    ---------------    ----------------    --------------
Net income                                        1.3%              4.7%               2.7%                3.8%
                                           ==============    ===============    ================    ==============

Thirteen weeks ended June 30, 2001 compared to the thirteen weeks ended July 1, 2000

         Net  Sales.  Net sales  decreased  to $107.3  million  for the  third  quarter of fiscal  2001 from  $123.0 million in the  comparable  prior year quarter.  This decrease was  primarily  due to lower average  selling  prices caused by the weak retail environment.

         Gross Profit.  Gross profit  decreased  to $28.5 million,  or 26.6% of net sales,  for the third quarter of fiscal 2001, from $36.1 million,  or 29.3% of net sales,  for the  comparable  prior year quarter.  The reduction in the gross margin was primarily due to a  reduction in average  selling prices without a comparable  reduction in the average cost per unit.

         Selling,  General and  Administrative  Expenses.  Selling, general and administrative expenses decreased to
$21.7 million,  or 20.2% of net sales,  for the third quarter of fiscal 2001,  from $21.8  million,  or 17.7% of net
sales,  for the  comparable  prior year  quarter.   The dollar  decrease was primarily due to the lower sales volume coupled with reduced incentive based compensation accruals and other cost cutting measures.

         Other  Charges.  During  the  third  quarter of fiscal  2001,  the  Company  recorded  a pre-tax  charge of
$596,000 for severance related to a workforce reduction.

         Interest  Expense.  Interest expense  decreased to $3.7 million for  the third quarter of fiscal 2001, from
$4.3 million for the  comparable  prior year quarter.  The decrease was primarily due  to lower average  outstanding borrowings under the Company's credit facility and to lower interest rates.

         Income  Taxes.  The  Company's  effective  income tax rate for the  third  quarter of fiscal 2001 was 39.6%
compared  to 39.9% in the  comparable  prior  year  quarter.  These  rates  are  based  on  the  Company's  expected effective annual tax rate.

         Net Income.  As a result of the above factors,  net income  decreased to $1.4 million for the third quarter of fiscal 2001 from $5.7 million in the comparable prior year quarter.

Thirty-nine weeks ended June 30, 2001 compared to the thirty- nine weeks ended July 1, 2000

         Net Sales.  Net sales  decreased  to $329.4  million  for the  thirty-nine  weeks ended  June 30, 2001 from
$348.9  million in the  comparable  prior year period.  This decrease was  primarily  due  to lower average  selling prices caused by the weak retail environment.

         Gross Profit.  Gross profit decreased to $93.2 million,  or 28.3% of net sales,  for the thirty-nine  weeks ended June 30,  2001,  from $102.8  million,  or 29.5% of  net sales,  for the  comparable  prior year  period.  The reduction  in the gross margin was  primarily  due to a reduction  in average  selling  prices  without a comparable reduction in the average cost per unit.

         Selling,  General and Administrative  Expenses.  Selling,  general and administrative expenses decreased to
$63.0 million,  or 19.1% of net sales, for the thirty-nine  weeks ended June 30, 2001, from $65.2 million,  or 18.7%
of net sales,  for the  comparable  prior year  period.  The dollar  decrease was  primarily  due to the lower sales volume coupled with reduced incentive based compensation accruals and other cost cutting measures.

         Other Charges.  During the thirty-nine  weeks ended June 30, 2001, the Company  recorded pre-tax charges of approximately  $596,000 for severance related to a workforce reduction,  $848,000 related to in-process research and development  that was acquired in connection with the Victorinox(R)license,  $900,000  related to the closure of its sewing plant in Chihuahua,  Mexico,  and incurred pre-tax costs of approximately  $430,000 related to the pursuit of certain  assets of Bugle Boy  Industries,  Inc.  During  the  thirty-nine  weeks  ended July 1,  2000,  the  Company recorded a pre-tax charge of  approximately  $1.0 million for severance  payments to the former CEO of  Farah/Savane who resigned as an officer and director of the Company effective December 30, 1999.

         Interest  Expense.  Interest expense  decreased to $11.6 million for the thirty-nine  weeks  ended June 30,
2001,  from $12.9  million for the  comparable  prior year period.  The decrease was primarily  due to lower average outstanding borrowings under the Company's credit facility and to lower interest rates.

         Income  Taxes.  The  Company's  effective  income tax rate for  thirty-nine  weeks ended  June 30, 2001 was
39.4%  compared to 40.3% in the comparable  prior year period.  The decrease in the  effective rate is primarily the
result of tax planning  strategies  implemented  by the Company.   These rates are based on the  Company's  expected
effective annual tax rate.

         Net Income.  As a result of the above  factors,  net income  decreased to $9.1 million for the  thirty-nine weeks ended June 30, 2001 from $13.3 million for the comparable prior year period.

Liquidity and Capital Resources

The Company's  revolving  credit line (the  "Facility")  provides for  borrowings of up to $110 million,  subject to certain  borrowing  base  limitations.  Borrowings  under the Facility bear variable rates of interest (6.7% at June
30, 2001) and are secured by  substantially  all of the  Company's  domestic  assets.  The Facility  matures in June
2003.  As of June 30, 2001, an additional $78.9 million was available for borrowings under the Facility.

During  the  thirty-nine  weeks  ended  June  30,  2001,  the  Company  generated  $18.6  million  of cash  from its operations.  This was primarily the result of net income of $9.1 million (which included  non-cash  expenses of $7.4 million),  a decrease in accounts  receivable of $13.2 million and a decrease in prepaid  expenses and other current assets of $0.6  million,  offset in part by an  increase  in  inventory  of $2.9  million and a decrease in accounts payable and accrued expenses of $8.8 million.

Capital  expenditures  totaled  $5.2  million for the  thirty-nine  weeks  ended June 30,  2001 and are  expected to approximate  $11.0 million for the entire  fiscal year.  The  expenditures  expected for the remainder of the fiscal year primarily  relate to the  acquisition of land and the  construction  of a building in the El Paso,  Texas area, and the upgrade or replacement of various other equipment and computer systems including hardware and software.

The Company  believes that its existing  working  capital,  borrowings  available  under the Facility and internally generated  funds  provide  sufficient  resources  to  support  current  business  activities,  and  to  finance  the acquisition of the Duck Head Apparel Company, Inc.

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

Factors Affecting the Company's Business and Prospects

This  report  contains  forward-looking  statements  subject to the safe harbor  created by the Private  Securities
Litigation Reform Act of 1995.  Management  cautions that these statements  represent  projections and estimates of future  performance  and involve  certain  risks and  uncertainties.  The  Company's  actual  results  could differ materially from those  anticipated in these  forward-looking  statements as a result of certain factors  including, without  limitation:  difficulties  in  achieving  continued  operating  efficiencies;  our  inability  to  achieve projected revenue and earnings in fiscal 2001;  restrictions and limitations  placed on us by our debt instruments;
our  inability  to achieve cost savings and  production  flexibility  related to the closure of our sewing plant in
Chihuahua,  Mexico;  our  inability to achieve cost savings  related to the  reductions  in staff;  conditions  and contingencies  in connection with the tender offer and merger with Duck Head Apparel  Company,  Inc.;  difficulties in integrating the operations of Duck Head;  delays or other  difficulties in implementing  our operating plans for
Duck Head after the merger;  the continued  acceptance  of the Company's and Duck Head's  existing and new products by their  major  customers;  the  financial  strength  of the  Company  and Duck  Head's  major  customers;  delays associated with the timing of  introduction,  shipment and acceptance of the Victorinox(R)apparel line; the ability of  the  Company  to  continue  to  use  certain  licensed  trademarks  and  tradenames,  including  Victorinox(R),
John Henry(R),  Bill  Blass(R),  and Van  Heusen(R);  general  economic conditions,  including  recession  or other cyclical effects impacting the Company's customers  in the  United  States or abroad;  potential  changes in demand in the retail market,  price  and  availability of raw materials and global  manufacturing  costs and restrictions;
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

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the thirteen-week period ended June 30, 2001.

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

August 6, 2001

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

*  Incorporated by reference.