Form 10-K
period 2001-09-29
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2001-12-27
CIK 1044324

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

 (Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended              September 29, 2001

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________________    to  _______________________________

Commission File Number         0-23161

                                         Tropical Sportswear Int'l Corporation
                                (Exact name of registrant as specified in its charter)

                       Florida                                                   59-3424305
          (State or other jurisdiction of                                      I.R.S. Employer
           incorporation or organization)                                     Identification No.

          4902 W. Waters Avenue  Tampa, FL                                        33634-1302
      (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code:            (813) 249-4900

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

As of December 17, 2001 there were  7,702,374  shares of Common Stock  outstanding.  The aggregate  market value of the Common Stock held by  non-affiliates  of the  registrant  (assuming for purposes of this  calculation,  without conceding,  that all executive officers and directors are  "affiliates"),  based on the last sale price reported on the Nasdaq National Market as of December 17, 2001, was approximately $86,544,176.

                                        DOCUMENT INCORPORATED BY REFERENCE:
                                        -----------------------------------

Certain  portions for the Proxy  Statement  of the Annual  Meeting of  Shareholders  of Tropical  Sportswear  Int'l
Corporation,  to be held on January 29, 2002 are  incorporated  by reference  in Part III of this Annual  Report on
Form 10K.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                             ANNUAL REPORT ON FORM 10-K
                                                 TABLE OF CONTENTS
PART I                                                                                 Page No.
                                                                                       --------

Item 1     Business                                                                          4
Item 2     Properties                                                                       13
Item 3     Legal Proceedings                                                                13
Item 4     Submission of Matters to a Vote of Security Holders                              13
Item 4A    Executive Officers of the Registrant                                             14

PART II

Item 5     Market for Registrant's Common Equity and Related Shareholder Matters            15
Item 6     Selected Financial Data                                                          16
Item 7     Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                    16
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                       27
Item 8     Financial Statements and Supplementary Data                                      27
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                       27

PART III

Item 10    Directors and Executive Officers of the Registrant                               28
Item 11    Executive Compensation                                                           28
Item 12    Security Ownership of Certain Beneficial Owners and Management                   28
Item 13    Certain Relationships and Related Transactions                                   28

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                  29

Forward Looking Statements

Certain  statements  contained  in this Annual  Report on Form 10-K that are not purely  historical  may be forward looking  statements  within the meaning of Section 27A of the Securities  Act of 1933, as amended,  and Section 21E of the Securities  Exchange Act of 1934, as amended,  including  statements  regarding the Company's  expectations, hopes,  beliefs,  intentions,  or strategies  regarding the future.  Forward looking  statements are subject to the safe harbor created by the Private  Securities  Litigation Reform Act of 1995.  Forward looking  statements include statements  regarding,  among other things;  (i) the  Company's  anticipated  backlog and sales and their  expected impact on the  Company's  operations;  (ii)  potential  acquisitions  by the Company;  (iii) the  Company's  future financing plans;  (iv) trends  affecting the Company's  financial  condition or results of operations;  and (v) the
Company's  business,  growth,  operating  and  financing  strategies.  Among the factors  that could  cause  actual results to differ from the forward looking  statements are; (i) the continued  acceptance of the Company's existing and new products by its major customers;  (ii) the financial  strength of the Company's major customers;  (iii) the ability of the Company to continue to use certain licensed trademarks and tradenames, including Victorinox(R), Bill
Blass(R), John Henry(R),  and Van Heusen(R); (iv) delays  associated  with the timing of shipment and acceptance of the Victorinox(R) apparel line; (v) delays or other  difficulties in implementing the Company's  business plans for
Duck Head; (vi) business  disruptions  and costs arising from acts of terrorism or military  activities  around the globe;  (vii) general economic conditions,  including potential  changes in demand in the retail market,  price and availability of raw materials and global  manufacturing  costs and  restrictions;  (viii) increases in costs;  (ix)
regulatory  matters  affecting  the  Company,  including  quotas and tariffs;  (x)  international  risks  including exchange rate  fluctuations,  trade  disruptions,  and political  instability of foreign  markets which the Company produces in or purchases  materials  from;  and (xi) other risk factors  listed from time to time in the  Company's other reports filed with the Securities  and Exchange  Commission,  especially  those  discussed  under the heading
"Risk  Factors." All forward  looking  statements  included in this document are based on information  available to the  Company  on the date  hereof,  and the  Company  assumes no  obligation  to update  any such  forward  looking statement.  Other factors that could cause actual  results to differ from the forward  looking  statements  are the factors  discussed  in  Items 1  through  3 and 7 of  this  report  and the  risks  discussed  under  "Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations - Risk Factors  Affecting the Company's
Business and Prospects" in Item 7.

                                                      PART I

Item 1.  Business

General

         Tropical  Sportswear  Int'l  Corporation  (the  "Company")  produces high quality  casual and dress men's, boys, and women's apparel and provides major apparel retailers with comprehensive  brand management  programs.  The
Company's  programs  currently feature pants,  shorts,  shirts,  coats, and denim jeans for men; pants,  shorts and shirts for boys; and pants and skirts for women.  These  products are marketed under Company owned national  brands such as Savane(R),  Farah(R),  and Duck Head(R),  licensed  brand names including Bill Blass(R), John Henry(R), Van
Heusen(R), and Victorinox(R),  the  makers of  the  original Swiss Army(TM) Knife and Company owned  private brands including  Bay  to  Bay(R), Flyers(TM),  Royal Palm(R),  The Original Khaki Co.(R),  Banana Joe(R),  Two Pepper(R),
and Authentic Chino Casuals(R).  The Company distinguishes itself by  focusing on  the  apparel  retailer's  return on  investment.  The Company also provides the retailer with consumer, product and market analysis, apparel design,
production,  merchandising,  and inventory forecasting.   The Company  markets its apparel through all major retail
distribution  channels, including department and specialty stores,  national chains,  catalog  retailers,  discount and mass merchants and wholesale clubs. In addition, with the recent acquisition of Duck Head Apparel Company, Inc.
("Duck Head"), the Company now operates a chain of 23 retail outlet stores.  The Company's mission is to profitably deliver apparel products faster, better and cheaper than anyone in the world.

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

         The Company  manages the  manufacture  and  distribution  of the  majority of its products  utilizing  its cutting  facilities  in Tampa,  Florida  and El Paso,  Texas,  independent  garment  assembly  contractors  located primarily in the Dominican  Republic and Mexico,  a product  labeling and  distribution  facility located in Tampa,
Florida  and a  distribution  facility  located in Santa  Teresa,  New Mexico.  With the use of a process  known as
"modular"  production,  the garment  assembly  contractors are able to improve  utilization of floor space in their existing  plants and increase their  production  volume.  The Company also sources certain  finished  garments from independent manufacturers located in the Pacific Rim, the Middle East and Mexico.

         Under  national  brand  programs,  products  are labeled at the  assembly  factory.  Under  private  brand programs,  most  products  receive  customer-specific  labeling and packaging  after  receiving  confirmation  of a customer order. As a result,  the common stock keeping unit (i.e.  style,  color, and size,  known as a "SKU"),  is differentiated  only by labeling and  packaging,  enabling the products to be sold through  different  distribution channels.  This merchandising  strategy offers  quick-response  execution of customer orders without the associated risk of carrying  customer-specific  inventories.  Under certain  circumstances and on a limited basis, the Company will apply a customer specific label to the product during the production process.

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

         The Company utilizes  advanced  technology in all aspects of its business.  The Company's systems include, among other things, apparel design,  materials sourcing,  production planning and logistics,  customer order entry, sales demand  forecasting and order  fulfillment,  integrated  with financial  reporting and human  resources.  The
Company's  use of  technology  produces  greater  efficiencies  throughout  the  production  process and results in high-quality  products,  low-cost  production and more effective and responsive  customer order execution.  Apparel products are developed  using a  computer-aided-design  ("CAD") system  integrated  with fabric cutting to maximize product  quality and materials  yield.  Accurate and timely order  execution is achieved  through  electronic  data interchange  ("EDI")  order entry and quick  replenishment  of core SKUs.  Substantially  all orders are placed via
EDI. The Company's  systems enable it to further  assist the retailer by tracking  point-of-sale  ("POS")  activity by SKU and  forecasting  consumer demand and seasonal  inventory  requirements.  An increasing  number of customers are utilizing the Company's  sophisticated  vendor managed  inventory  ("VMI")  program.  Under a VMI program,  the
Company's  system controls the customer's  inventory  levels by SKU and immediately  orders  replenishment of units sold off the shelf.  Orders  generally  are shipped to the retailer  within two to three working days of receipt of shipping instructions, utilizing a fully integrated inventory management and order fulfillment system.

         The  Company  was  founded in 1927.  The  Company's  primary  executive  offices  are located at 4902 West
Waters Avenue, Tampa, Florida  33634-1302, and its telephone number is 813-249-4900.

Industry

         According to a retail  industry  research firm,  the U.S.  apparel  industry  totaled  approximately  $180 billion in retail sales in 2000.  The industry  grew  approximately  0.4% and 3.1% in 2000 and 1999,  respectively.
In 2000,  the men's  bottoms  business  represented  approximately  9.3% of the total apparel  market.  The Company believes that the apparel industry is characterized by the following trends:

         Focus on Return on  Investment.  Major apparel  retailers  are focused on  maximizing  the return on their investment  in  inventory  and floor space.  To achieve  this,  they are seeking  partners who can deliver only the best quality apparel products faster and cheaper than others.

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

         Retail  Consolidation  of  Branded  Merchandise.  Major  apparel  retailers  are  reducing  the  number of national  brands they offer in favor of a few of the most well recognized  consumer  brands.  The Company  believes the Savane(R), Farah(R),  Duck Head(R), Victorinox(R), Bill Blass(R),  John Henry(R),  and Van Heusen(R) brands are favored by their respective customers and are well-positioned to gain market share.

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

         Expansion  of  Caribbean  and Mexican  Production.  Since the  passage of  Section 807  of the  Harmonized
Tariff  Schedule of  the United States (now found under tariff  subheading  9802.00.80,  but herein  referred to as
"Section 807"),  American  apparel  companies  have  increasingly  utilized  production  facilities  located in the
Caribbean  Basin,  including the Dominican  Republic.  The Company  believes  that the  Dominican  Republic  offers certain competitive  advantages,  including  favorable pricing and better quality  production,  a long-standing and relatively stable production  network,  and much shorter  transportation  periods as compared to goods assembled in the Pacific Rim.  During  Fiscal 2001,  the Company  sourced  approximately  43% of its  products  from  facilities located in the Caribbean Basin,  approximately  38% from facilities  located in Mexico,  and approximately 19% from facilities located elsewhere.

         The  Caribbean  Basin Trade  Partnership  Act  ("CBTPA")  became  effective on October 2, 2000.  The CBTPA generally  grants duty and  quota-free  access to United States markets for garments cut in the United States or in the Caribbean  Basin and assembled in the Caribbean  Basin from U.S.  fabric and U.S. yarn.  The CBTPA  legislation will be effective through September 30, 2008.

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
(iii) a trend toward  luxury  fabrics and (iv) a trade policy  which favors the  manufacture  of products in Mexico and the  Caribbean  Basin.  The key elements of the  Company's  business and growth  strategies  center  around its mission to do things faster, better and cheaper, and include the following key components:

         Advanced  Planning  and Control  Systems and  Procedures.  The Company  employs  advanced  technology  and comprehensive  operating  systems and  procedures  that  integrate and monitor each  operation to maximize
         efficiencies,   increase  productivity  and  enhance  customer  service.  The  Company  makes  substantial investments  in  technology  to  maintain  a  competitive  advantage  and has  historically  upgraded  its technology every three years on a rolling one-third per year cycle.

         High-Quality  Products.  The Company applies stringent quality standards  throughout its operations,  from the design of its products  through the shipment of customer  orders.  In Fiscal 2001, the  application of these standards resulted in a rate of customer returns for defects of less than 0.5%.

         Innovative  New  Products.  The Company  believes  that  innovation  is critical to  succeeding in today's apparel  market.  Fresh,  new products  with unique  design or  fabrication  features  help fuel  consumer demand.  For  example,  in Fiscal 2000,  the Company  introduced  a short that packs  within  itself.  The
         "packable"  short was very well  accepted with one large  retailer  selling over 100,000 units in a single week. In Fiscal 2001, the Company launched sales of Victorinox(R) men's apparel, a collection  featuring a combination of  sophisticated  fabrics and functional  designs,  including  high-end  casual and technical apparel.

         Low-Cost  and  Flexible  Operations.  The  Company  is  organized  to  effect  a short  production  cycle.
         Currently,  it takes an  average  of 28 days  from the  receipt  of raw  materials  through  receipt  of a finished  garment in its  distribution  centers.  The Company  believes its "chassis"  production  concept allows it to execute production runs more  cost-effectively  than its competitors.  The Company outsources labor intensive  garment  assembly and finishing  operations to independent  manufacturers on a fixed cost per unit basis.  This  strategy  reduces the personnel and capital  resources  invested in the  production process and enables the Company to vary production levels with changes in customer demand.

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

         Savane(R) Brand  Support.  The Company  provides  significant  financial  support for the  Savane(R) brand including  in-store  fixtures,  co-op advertising  support,  other  advertising,  and a dedicated staff of
         Company  employees  that  visit  stores to help  arrange  product  and  coordinate  product  delivery  and stocking.  The Company  believes these services build brand  recognition  and customer  loyalty as well as support for the brand by the retailer.

         Expand  Private  Brand  Programs  for Major  Retailers.  The Company  believes  that it can  leverage  its high-quality,  low-cost  products,  strong  customer  service and merchandise  management  capabilities to increase private brand market share as retailers outsource and consolidate private brand programs.

         E-Commerce.  The  Company  intends  to expand its  operations  into the  Internet  retailing  business  in partnership with its existing customers.

         Global  Expansion.  The Company intends to expand with its major apparel retail  customers as they develop international  markets.  Certain  retailers are  expanding  into Europe and Mexico.  With its  established operations in the United Kingdom and Texas, the Company is well positioned to capitalize on this trend.

         New Product  Introductions.  The Company will continue to develop and bring to market innovative  products that complement  existing core product lines.  Targeted product  categories  include lines of men's casual shirts and women's  sportswear.  The Duck Head  acquisition  brought  with it a  well-established  line of shirts as well as  relevant  merchandising  experience.  The  Company  expects  to  introduce  its line of shirts to the  Company's  distribution  channels in Fiscal 2002.  Since speed to market is  critical,  the
         Company believes its short product development cycle time gives it a competitive advantage.

         Licensing.  The  Company  will  continue  with  its  strategy  of  obtaining  the  exclusive  use of  well recognized,  high quality brands through licensing agreements similar to the recently signed Victorinox(R)
         license that was signed in Fiscal 2001.

         Acquisitions.  The Company  actively  pursues the  acquisition  of additional  established  brands and the acquisition  of  producers of  complementary  new product  lines that would be  accretive  to  shareholder value.  In August  2001,  the  Company  acquired  Duck Head.  Duck Head  produces  men's and boys'  casual sportswear  products,  including shirts, shorts and pants, which are marketed under the Duck Head(R) brand to leading apparel retailers and through a chain of 23 outlet retail stores.

Products

         The Company  produces a core line of high quality men's casual and dress pants,  shirts,  shorts and denim jeans as well as a core line of high quality  women's  sportswear.  The Company  recently began producing a line of boys' denim  products.  Duck Head had been  producing a line of boys' and girls' tops and  bottoms.  The  following table sets forth sales mix expressed as a percentage of net sales for Fiscal 2001:

                          Casual Pants                      49%
                          Dress Pants                       23
                          Shorts (including Denim)          18
                          Denim Jeans                        7
                          Women's & Other                    3
                                                         --------
                                                           100%
                                                         ========

         The Company's  apparel line focuses on basic,  recurring  styles with  innovative  design and  fabrication features.  The Company believes its apparel line is less  susceptible to fashion  obsolescence and less seasonal in nature than fashion styles.  In order to continue to bring newness to the market,  the Company  introduces  fashion oriented  products on a limited basis. Key fabrics include 100% cotton and blends utilizing silk, Tencel(R), rayon, wool, Lycra(R) and other micro-denier type fabrics as well as various blends of these and other fabrics.

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

Customers and Customer Service

         The Company  markets its products across all major apparel retail channels  including  department  stores, discounters and mass merchants,  wholesale clubs,  national chains,  specialty  stores,  catalog  retailers and the
Internet.  Sales to the Company's five largest customers  represented  approximately  58.2%, 51.8% and 51.1% of net sales during  Fiscal 2001,  2000 and 1999,  respectively.  Sales to Wal-Mart  (including  Sam's Club,  the nation's largest chain of wholesale clubs),  accounted for approximately  32.9%,  25.7% and 24.5% of net sales during Fiscal
2001, 2000 and 1999,  respectively.  The Company also sells its products to other major  retailers,  including Belk
Inc., BJ's Wholesale Clubs,  Costco Wholesale Group,  Dayton Hudson Group,  Dillards  Department Stores,  Federated
Department  Stores,  J.C. Penney,   Kohl's  Department  Stores,  Marmaxx  Group,  May  Company  Department  Stores,
Phillips-Van  Heusen,  Saks  Incorporated  Department Stores and Sears. The following table sets forth net sales by distribution channel for Fiscal 2001:

                          Department Stores                           31%
                          Discounters and Mass Merchants              22
                          Wholesale Clubs                             21
                          National Chains                             12
                          Outlet & Other                              10
                          Specialty Stores                             4
                                                                   ---------
                                                                     100%
                                                                   =========

With the recent acquisition of Duck Head, the Company now operates a chain of 23 outlet retail stores.

         The Company offers its customers comprehensive brand management programs,  which provide:  (i) merchandise planning  and  support;  (ii) consistently  high  quality  products;  (iii) value-added  services,  such as  custom labeling and packaging design,  just-in-time  electronic order execution,  and retail profitability  analysis;  and
(iv) access to advanced sales  forecasting and inventory  management  systems and Internet order  fulfillment.  The
Company believes that close  collaboration with its customers  provides the Company's  employees the opportunity to better  understand  the fashion,  fabric and pricing  strategies  of the customer  and leads to the  generation  of products  that are more  consistent  with  customer  expectations.  At the same  time,  the  customer  is given the opportunity,  at minimal  expense and risk,  to benefit from the  Company's  substantial  expertise  in  designing, packaging and labeling high quality products.

Product Labeling and Packaging

         The Company  differentiates its products through customized  labeling,  point-of-sale  packaging and other brand  identification  techniques.  For most of its  customers,  the Company  manages the design and  production of labeling and  packaging  materials.  Management  regularly  analyzes  consumer  product  labeling and packaging and consumer  targeting  trends  evident  in other  retailing  formats,  including  the  automobile,  grocery  and home furnishings  industries.  The  Company  primarily  ships  products  directly  to its  customers'  retail  stores in floor-ready form and offers innovative packaging and displays.

Marketing and Sales

         The Company's products are sold by sales and marketing  executives located across the United States,  each of whom has many years of  experience  in the apparel  industry.  The Company also  maintains  sales and  marketing support teams in Tampa, Florida and El Paso, Texas dedicated to analyzing sales and marketing data.

         The Company  offers each of its  existing  and  prospective  customers  a marketing  plan  tailored to the customer's  market  niche.  Using its  marketing  data and industry  experience,  the Company is able to create for each  existing and  prospective  customer and each  particular  product,  a marketing  plan that  outlines  optimum volume, timing and pricing strategies, as well as expected markdowns, sell-through and profit margins.

         The  Company  operates an EDI system,  that  allows it to accept EDI orders  24 hours a day and  typically ship orders within two to three working days.  In Fiscal 2001, substantially all orders were received via EDI.

Operations

         Overview.  The Company cuts its fabric  principally at its Tampa,  Florida and El Paso,  Texas  facilities before offshore assembly and finishing.  The Company believes that the use of independent  international  suppliers to assemble  components cut at the Company's  facilities enables it to provide customers with high quality goods at significantly  lower  prices than if it operated  its own assembly  facilities.  The Company also imports  finished goods, principally denim jeans and shorts, shirts and coats from Mexico, the Pacific Rim and the Middle East.

         Purchasing.  The  Company  principally  purchases  raw  materials,  including  fabrics,  thread,  trim and labeling and packaging  materials,  from  domestic  sources based on quality,  pricing and  availability.  Prior to shipment,  the  Company  generally  undertakes  a quality  audit at its major  suppliers  to  assure  that  quality standards are met. An  additional  quality audit is performed  upon receipt of all raw  materials.  The Company has no long-term  agreements  with any of its  suppliers.  The Company  projects raw  material  requirements  through a series of planning  sessions,  taking into account orders received and future  projections by style and color. This data is then used to  purchase  the raw  material  components  needed  by  production  time  frame in order to meet customers' requirements.

         Cutting.  The  Company  utilizes  advanced  computerized  equipment  for  spreading,  marking  and cutting fabric.  The Company's  CAD system  positions all  component  parts of a single  garment in close  proximity on the same bolt of fabric to ensure color  consistency.  This  process also enables the Company to utilize  approximately
92% of the fabric.  Quality audits in the cutting facility are performed  during various stages,  from spreading of fabric through preparation for shipment to independent manufacturers for assembly.

         Assembly.   Component  parts  are  shipped  by  common  carrier  to  independent  foreign   manufacturers,
principally  in the Dominican  Republic and Mexico,  for assembly and finishing.  There are no formal  arrangements regarding the production of garments  between the Company and any of its independent  contractors,  but the Company believes that its relations with its contractors  are generally  good.  Using  independent  contractors  allows the
Company to shift its sources of supply  depending upon production and delivery  requirements and cost, while at the same  time  reducing  the  need  for  significant  capital  expenditures,  work-in-process  inventory  and a  large production  work force.  The Company  arranges for the assembly or  production of its products  primarily  based on orders  received.  A significant  portion of its  customers'  orders are received prior to placement of its initial manufacturing  orders.  The Company  inspects  prototypes of each product  before  production  runs are  commenced.
Random  in-line  quality  control  checks are performed  during and after  assembly  before the garments  leave the contractor.  The Company  currently has a team of full-time  production and quality  control  personnel  on-site in the Dominican Republic and Mexico.

         At the time of the  acquisition,  Duck Head operated a garment  assembly  plant in Costa Rica. The Company recently  decided to close this plant.  All  production  will be completed  and the plant will be closed by the end of December  2001.  The Company also owns a sewing plant in Mexico that was acquired in connection  with the Savane acquisition.  This plant was closed in June 2001.

Imports and Import Regulations

         The Company  presently  imports garments under three separate  scenarios having distinct customs and trade consequences:  (i) direct  imports  of  finished  goods  (from  the  Pacific  Rim,  the  Middle  East and  Mexico);
(ii) imports of Company owned  assembled  parts from the Dominican  Republic;  and  (iii) imports  of Company owned assembled parts from Mexico.

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

         The  Caribbean  Basin  Trade  Partnership  Act  ("CBTPA")  became  effective  on October  2,  2000.  CBTPA generally  grants duty and  quota-free  access for garments cut in the United States or in the Caribbean  Basin and
assembled in the Caribbean Basin from U.S. fabric and U.S. yarn. The CBTPA  legislation  will be effective  through
September 30, 2008.  Prior to this  legislation,  for most of the  merchandise  sourced from these  Caribbean Basin countries by the Company,  the so-called  "807" program  allowed  merchandise to be admitted into the United States with a  substantial  tariff  reduction.  In  essence,  reduction  in  dutiable  value  was  equal  to the  value of
U.S. components incorporated into these assembled goods plus southbound international freight and insurance.

         The Company  also  imports  finished  goods from Mexico  under the North  American  Free Trade  Agreement, commonly known as NAFTA.  Under NAFTA,  merchandise  that qualifies is accorded  reduced or duty-free access and is not subject to any quota.

Personnel

         At November 30, 2001,  the Company had 1,750  associates,  including  1,315 in the United  States,  226 in
Costa Rica, 22 in the Dominican  Republic,  44 in Mexico,  93 in the United Kingdom,  41 in Australia,  and nine in
New Zealand.  Approximately 6% of the Company's  employees are members of the Union of Needletrades  Industrial and
Textile  Employees.  The  collective  bargaining  agreement  with these  employees  expires in  February  2003.  In connection with the closure of the Company's garment  manufacturing  plant in Chihuahua,  Mexico, its contract with
Sindicato de  Trabajadores  de la Industria  Costurera,  Similaries y Conexes,  C.T.M was  terminated.  The Company considers its relations with its employees to be generally good.

         The Company is committed to developing and  maintaining a  well-trained  workforce.  The Company  provides or pays for  thousands  of hours of  continuing  education  annually  for its  employees  on subjects  ranging from computers  to  foreign  languages.  The  Company is equally  committed  to the  well-being  of its  employees.  The
Company offers its full-time  employees and their families a comprehensive  benefits package that includes a 401(k)
plan with a company matching  contribution,  a choice of group health insurance plans,  disability insurance,  term life  insurance  (with an option to purchase  additional  coverage),  a choice of dental plans,  and a vision plan.
The Company also offers tuition  reimbursement.  The Company  maintains a recreation  area,  health club facilities and a hair salon in Tampa for the use and enjoyment of its employees  and their  families.  The Company also enjoys long-standing  relationships  with certain of its independent  assembly  contractors in the Dominican  Republic and
Mexico and has contributed financial resources to improving conditions for their employees.

Management Information Systems

         The Company  believes that  advanced  information  processing  is critical to its business.  The Company's philosophy is to utilize  modern  technology  where it will enhance its  competitive  position.  Consequently,  the
Company  continues  to upgrade  its  management  information  systems in order to  maintain  better  control of its inventory  and to provide  management  with  information  that is current and accurate.  The  Company's  management information  systems  provide,  among other things,  comprehensive  order  processing,  production,  accounting and management  information  for the Company's  marketing,  manufacturing,  importing and  distribution  functions.  To support the  Company's  flexible  inventory  replenishment  program,  the Company has an EDI system  through  which customer inventories can be tracked and orders automatically placed with the Company by the retailer.

         In the first quarter of Fiscal 2001,  the Company  implemented a new  integrated  operating and management information  system at its Tampa location  ("Enterprise  2000").  The components of Enterprise  2000 integrate such functions as production  planning,  purchasing and  scheduling,  customer  order  management,  inventory  warehouse management, accounting and human resources.

Human Rights Policy

         The Company has a  comprehensive  human  rights  policy.  The policy is  consistent  with the  Responsible
Apparel  Production  Principles,  which are endorsed by the American  Apparel and  Footwear  Association  and other
Caribbean  Basin apparel  manufacturing  associations.  The Company's  policy focuses on working  conditions at the independent  assembly  contractors  utilized by the Company and, among other things,  prohibits under age labor and poor  working  conditions.  Compliance  with the policy is  mandatory  and is closely  monitored  in the  following ways: (1) Company  employees or its agents  routinely visit each  independent  contractor  plant, (2) management of the Company  periodically  visits independent  contractor plants and (3) an independent third party agency utilized by many companies in the apparel  industry  performs  audits  periodically  and reports the results to the Company.
The Company will promptly  discontinue  production  with any  independent  contractor that does not comply with the policy.

Competition

         The apparel industry is highly  competitive and the Company competes with numerous apparel  manufacturers, including brand name and private label  producers,  as well as retailers that have  established,  or may establish, internal product  development and sourcing  capabilities.  The principal  markets in which the Company competes are the United States,  United  Kingdom,  Ireland,  Germany,  Canada,  Mexico,  Australia and New Zealand.  Many of the
Company's  competitors and potential competitors have greater financial,  manufacturing and distribution  resources than the  Company.  The  Company  believes  that it  competes  favorably  on the basis of quality  and value of its programs and products and the  long-term  customer  relationships  it has  developed.  Nevertheless,  any increased competition  from  manufacturers  or retailers could result in reductions in unit sales or prices,  or both,  which could have a material adverse effect on the Company's business and results of operations.

Trademarks and Licenses

         The  Company  holds or has  applied  for over 750 United  States  and  worldwide  trademark  registrations covering its various brand names including Savane(R),  Farah(R), Duck Head(R),  Flyers(TM),  Original Khaki Co.(R),
Authentic Chino  Casuals(R),  Two Pepper(R),  and Bay to Bay(R). The word marks Savane(R),  Farah(R), Duck Head(R), and Bay to Bay(R) are registered  with the United States Patent and Trademark Office.  In addition,  the word marks
Savane(R),  Farah(R),  Duck Head(R), and Bay to Bay(R) are registered in various countries  worldwide.  Pursuant to separate  license  agreements,  the Company has the exclusive  rights to use,  (i) the Bill Blass(R) trademark with respect  to casual pants,  shorts  and jeans,  (ii) the John Henry(R) trademark with respect to  men's  bottoms and coats, and (iii) the Van Heusen(R) trademark with respect to men's pants, jeans and shorts.  The license  agreement with respect to the Bill Blass(R) trademark  expires  in 2005 and is subject to a renewal option that  would extend the expiration date through 2010. The license agreement with respect to the John Henry(R) trademark expires in 2003 and is  subject to  seven renewal  options  that would  extend  the  expiration  date  through  2038.  The  license agreement with respect to the Van Heusen(R) trademark has expired and is currently being renegotiated.  The Company continues to sell product with the Van  Heusen(R) label  under the previous  license  terms.  In October  2000, the
Company  entered  into a license agreement with Swiss Army Brands,  Inc., for the use of the Victorinox(R),  makers of  the  original Swiss Army Knife(TM),  brand.  The  license  agreement  has an initial  term of five years,  with automatic renewal terms and conditions thereafter.  Under this agreement, the Company has  the exclusive  worldwide license to design, manufacture and market men's and women's apparel products under the Victorinox(R) brand.

Factoring of Accounts Receivable

           The  Company  sells  substantially  all of its trade  accounts  receivable  to two  factors  that assume virtually  all of the credit risk with respect to  collection  of such  accounts.  Each factor pays the Company the receivable  amount  upon the  earlier of  (i) receipt  by the  factor of payment  from the  Company's  customer  or
(ii) 120 days past the due date for such payment.  The factor approves the credit of the Company's  customers prior to sale.  If the factor  disapproves  or limits a sale to a customer  and the Company  decides to proceed  with the sale,  the Company bears some credit risk. The Company is currently on month to month  agreements  with both of its factors and is evaluating  whether to bring all accounts  receivable  functions in house and limit the  involvement of the factors to providing credit insurance.

Seasonality

         Historically,  the Company's  business has been  seasonal,  with higher sales and income in the second and third fiscal quarters.  In addition,  certain of the Company's  products,  such as shorts and corduroy pants,  tend to be seasonal in nature.  In the event such products  represent a greater  percentage  of the  Company's  sales in the future, the seasonality of the Company's sales may be increased.

Backlog

         In advance of the month  units are to ship,  the  Company  receives  "hold for  confirmation"  orders from customers  which are used to plan  production.  These  orders are not  commitments  to purchase  and are subject to change  until they are  confirmed.  Therefore,  orders  that the Company  currently  has not may be  indicative  of future sales.  This increases the difficulty in forecasting the demands of the Company's customers.

Item 2.  Properties

         The  Company's  corporate  headquarters  are located in Tampa,  Florida and are owned by the Company.  The
Company  considers both its domestic and  international  facilities to be suitable and adequate to meet its current needs and to have  sufficient  production  capacity  for current  operations.  (See  "Management's  Discussion  and
Analysis of Financial  Condition  and Results of Operations - Risk Factors  Affecting  the  Company's  Business and
Prospects.").  The  following  table  reflects the general  location,  use and  approximate  size of the  Company's significant real properties:
                                                                                      Approximate          Owned/
           Location                                    Use                          Square Footage       Leased (1)
--------------------------------    -------------------------------------------    ------------------    ------------

Tampa, Florida                      Corporate offices/Distribution center                    305,000     Owned
Tampa, Florida                      Fabric cutting facility                                  110,000     Owned
El Paso, Texas                      Administrative office                                     51,000     Leased
El Paso, Texas                      Fabric cutting facility                                  205,000     Leased
Santa Teresa, New Mexico            Distribution center                                      250,000     Leased
Winder, Georgia                     Administrative office/Distribution center                236,000     Owned (2)
New York, New York                  Office/Showroom                                            4,000     Leased
Chihuahua, Mexico                   Office/Warehouse                                          73,800     Owned (2)
San Fran Cisco, Costa Rica          Garment manufacturing  plant                              60,000     Leased(3)
San Fran Cisco, Costa Rica          Office/Warehouse                                          27,500     Owned (2)
Cartago, Costa Rica                 Office/Warehouse                                          77,000     Owned (4)
Auckland, New Zealand               Office/Warehouse                                           9,000     Owned
Sydney, Australia                   Office/Warehouse                                          29,000     Leased
Suva, Fiji                          Three garment manufacturing plants                        35,000     Leased(5)
Witham, United Kingdom              Office/Distribution center                                57,000     Leased
-------------------------
The 23 Duck Head retail  outlet  stores  consist of  approximately  86,000  square feet of leased  property in nine states.  These leases expire at various dates through 2005.

(1)        See Note 6 of Notes to Consolidated Financial Statements for a discussion of lease terms.
(2)        Currently unoccupied and for sale.
(3)        Recently announced closure.  Company will terminate lease by February 2002.
(4)        Currently leased to a third party and for sale.
(5)        The facilities are leased by a 50% joint venture in which the Company is a party.

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

         Not applicable.

Item 4A.  Executive Officers of the Registrant

         The following  table provides the names and ages of the Company's  executive  officers,  and the positions and offices currently held by each of them:

      Name                          Age                            Position(s)
      ----                          ---                            -----------

      William W. Compton            58       Chairman of the Board and Chief Executive Officer
      Michael Kagan                 62       Vice Chairman of the Board, Executive Vice President,
                                                   Chief Financial Officer and Secretary
      Christopher B. Munday         36       President
      Richard J. Domino             53       Executive Vice President, President Tropical Sportswear Division
      Michael R. Mitchell           48       Executive Vice President, President, Savane International Corp.
                                                    President, Victorinox Division
      Gregory L. Williams           48       Executive Vice President and General Counsel

         William  W. Compton  has served as  Chairman of the Board and Chief  Executive  Officer of the Company and
its predecessors  since  November 1989.  He has also served as President of the Company and its  predecessors  from
January 2001 to August 2001 and from November 1989 to November  1994.  Mr. Compton  has over 30 years of experience in the  apparel  industry.  Mr.  Compton  has  also  served  as  Chairman  of the  American  Apparel  and  Footwear
Association  ("AAFA") and  currently  serves on the AAFA Board of  Directors.  He is also a member of the Executive
Committee of the AAFA Board of  Directors.  Mr.  Compton also serves as a member of the Board of Directors  for the
Center for Entreprenuership  for Brigham Young University.  Prior to joining the Company's  predecessor,  he served
as  President  and  Chief  Operating  Officer  of  Munsingwear,   Inc.,  an  apparel   manufacturer  and  marketer,
President/Executive  Vice  President  of  Corporate  Marketing  for  five  apparel  divisions  of  McGregor/Faberge
Corporation and President of Farah U.S.A. Inc. and as a Director of Farah.

         Michael Kagan  has served  as Executive  Vice  President,  Chief  Financial  Officer,  Secretary and  Vice
Chairman of the Board of the  Company and its  predecessors  since  November  1989.  He was also  Treasurer  of the
Company and its  predecessors  from November 1989 to January 1998.  Mr. Kagan has more than 30 years  experience in the apparel  industry.  Prior to joining the Company's  predecessor,  Mr. Kagan served as Senior Vice  President of
Finance for  Munsingwear,  Inc. and as Executive Vice  President and Chief  Operating  Officer of Flexnit  Company,
Inc., a manufacturer of women's intimate apparel.

         Christopher  B. Munday was appointed  President of the Company in July 2001,  and has served as a Director of the  Company  since  November  2001.  He joined the  Company as  Managing  Director  of the  Company's  European
Division in June of 1999.  Prior to joining the Company,  Mr. Munday was Managing  Director of Tela Ltd., a branded tissue  company,  which was  acquired by  Kimberly-Clark  Corporation  in 1999.  Mr.  Munday has  extensive  sales,
marketing  and  operations   experience   having  held  numerous  senior  positions  in  Scott  Paper  Company  and
Kimberly-Clark  Corporation.  Mr. Munday has a B.A.  (Hons) degree,  an M.B.A.  and is a member of the Institute of
Directors.

         Richard  J. Domino  joined the Company in 1988 and has served as Executive  Vice  President of the Company and  President  of the  Tropical  Sportswear  Division  since  November 1994.  Mr. Domino  served  as  Senior  Vice
President of Sales and Marketing from  January 1994 to October 1994 and Vice President of Sales from  December 1989 to December 1993.  He has over 25 years experience in apparel-related sales and marketing.

         Michael R.  Mitchell  serves as  Executive  Vice  President  of  the  Company and  President of the Savane
Division and the Victorinox Division.  He has served as  President  of Savane  since March 1994,  and was appointed
President of Victorinox in September 2001. Prior to then, Mr. Mitchell was employed by Savane since 1981 in various sales and  marketing  capacities.  He also served on the Savane Board of Directors  from March 1994 until June 1998.

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
At December 17, 2001,  there were  approximately  80 record holders of the Company's  Common Stock, and the Company estimates that there were  approximately  1,350  beneficial  holders on the same date. The following sets forth the quarterly  high and low last sale prices per share of the Common  Stock as reported by the Nasdaq  National  Market for the last two fiscal years.

                      Fiscal Year Ended
                      September 30, 2000           High             Low
                      ------------------           ----             ---
                      First Quarter                 21 9/16           16
                      Second Quarter                16 5/8            11
                      Third Quarter                 23 3/4            12 1/16
                      Fourth Quarter                22 1/4            16 1/8

                      Fiscal Year Ended
                      September 29, 2001           High             Low
                      ------------------           ----             ---
                      First Quarter                 19                12 10/16
                      Second Quarter                19 1/4            13 15/16
                      Third Quarter                 20 13/16          17 1/4
                      Fourth Quarter                21 1/4            16 15/16

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

Item 6.  Selected Financial Data

         The following  selected  financial data (in  thousands,  except share and per share data) are derived from the  consolidated  financial  statements  of the  Company  for each of the five  fiscal  years in the period  ended
September 29, 2001. These  consolidated  financial  statements have been audited and reported upon by Ernst & Young
LLP, independent certified public accountants.

                                                                         Fiscal Year Ended

                                           ----------------- --------------- ------------ --------------- ----------------
                                            September 29,    September 30,   October 2,     October 3,     September 27,
  Statements of Income Data:                     2001             2000          1999           1998            1997
  ---------------------------------------- ----------------- --------------- ------------ --------------- ----------------
  Net sales                                       $436,436        $472,985      $420,691      $263,976          $151,692
  Gross profit                                     124,556         137,522       117,922        68,889            36,055
  Selling, general and administrative
       expenses                                     88,509          88,719        80,511        43,204            19,443
  Other charges                                      2,774           1,006         3,999             -                 -
  Operating income                                  33,273          47,797        33,412        25,685            16,612
  Interest expense                                  15,261          17,351        18,586         6,866             2,889
  Income before income taxes                        17,023          29,195        13,853        17,283            13,176
  Net income before extraordinary item              10,430          17,503         8,251        10,802             8,269
  Extraordinary item                                   800               -             -             -                 -
  Net income                                        11,230          17,503         8,251        10,802             8,269
  Net income per common share before
  extraordinary item-diluted                        $ 1.34          $ 2.27        $ 1.05        $ 1.43            $ 1.37
  Extraordinary item                                  0.11               -             -             -                 -
  Net income per common share-diluted               $ 1.45          $ 2.27        $ 1.05        $ 1.43            $ 1.37
  Weighted average number of shares
        used in the calculation -                7,771,000       7,725,000     7,838,000     7,550,000         6,015,000
  diluted (1)

                                                                      As of Fiscal Year Ended
                                           ----------------- --------------- ------------ --------------- ----------------
                                            September 29,    September 30,   October 2,     October 3,     September 27,
  Balance Sheet Data:                            2001             2000          1999           1998            1997
  ---------------------------------------- ----------------- --------------- ------------ --------------- ----------------
  Working capital                                 $130,905        $111,627      $120,041      $107,397           $30,234
  Total assets                                     309,230         294,528       289,322       297,476            69,658
  Long-term debt and obligations
       under capital leases                        151,314         145,541       170,894       171,494            24,055
  Shareholders' equity                              86,267          75,834        59,823        50,964            26,651
---------------
(1)        Computed on the basis described in Notes to Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company  manages the  production  of a majority of all of its products  utilizing  its  facilities  in
Tampa,  Florida and El Paso, Texas and through independent  assembly contractors located primarily in the Dominican
Republic and Mexico.  The Company also sources  finished goods from independent  suppliers.  For goods assembled by independent  manufacturers,  the Company  purchases and inventories all of its raw materials and cuts its fabric in its Tampa,  Florida and El Paso,  Texas cutting  facilities based on expected  customer  orders.  The Company ships cut fabric parts and other product  components via common carrier to the  independent  manufacturers,  who assemble components  into finished  garments  (except for labeling and packaging in the case of private brand  products) and perform certain  finishing  processes.  The Company has no material  contractual  arrangements with its independent
manufacturers  and  pays  them  based  on  a  specified  unit  price  for  actual   first-quality  units  produced.
Accordingly,  a substantial portion of the Company's  production labor and overhead is variable.  The Company ships assembled  goods from the Dominican  Republic,  Mexico and Costa Rica to its Tampa,  Florida and Santa Teresa,  New
Mexico distribution  centers via common carrier.  Upon receipt of a customer order confirmation,  the Company ships the product  directly to  customers  or, in the case of private  brand  products,  attaches  designated  labels and point-of-sale packaging and then ships the product to customers.

         The following  discussion of the Company's  results of operations and financial  condition  should be read in conjunction  with the Company's  consolidated  financial  statements  and notes thereto  contained in Item 14 of this report.

Results of Operations

         As a result of the  acquisition  of Duck Head in August 2001,  the Fiscal  2001,  2000 and 1999 results of operations are not be comparable nor are they  comparable to years prior to the  acquisition.  The following  table sets forth,  for the periods  indicated,  selected  items in the  Company's  consolidated  statements of operations expressed as a percentage of net sales:

                                                         Fiscal Year Ended
                                       -------------------------------------------------------
                                           September 29,    September 30,     October 2,
                                              2001             2000              1999
                                              ----             ----              ----

Net sales                                     100.0%           100.0%            100.0%
Cost of goods sold                             71.5             70.9              72.0
                                               ----             ----              ----
Gross profit                                   28.5             29.1              28.0
Selling, general and
    administrative expenses                    20.3             18.8              19.1
Other charges                                   0.6              0.2               1.0
                                                ---              ---               ---
Operating income                                7.6             10.1               7.9
Interest expense                                3.5              3.7               4.4
Other expense, net                              0.2              0.2               0.2
                                                ---              ---               ---
Income before income taxes                      3.9              6.2               3.3
Provision for income taxes                      1.5              2.5               1.3
Net income before extraordinary item
                                                2.4              3.7               2.0
                                                ---              ---               ---
Extraordinary item                              0.2                -                 -
                                                ---              ---               ---
Net income                                      2.6%             3.7%              2.0%
                                                ====             ====              ====

Fiscal 2001 Compared to Fiscal 2000

         Net Sales.  Net sales for Fiscal  2001  decreased  to $436.4  million as  compared  to $473.0  million for
Fiscal  2000.  The  decrease  was  primarily  due to  lower  average  selling  prices  caused  by the  weak  retail environment.

         Gross Profit.  Gross profit  decreased to $124.6  million,  or 28.5% of net sales,  for Fiscal 2001,  from
$137.5  million,  or 29.1% of net sales for Fiscal 2000.  The  reduction in the gross margin was primarily due to a reduction in average selling prices without a comparable reduction in the average cost per unit.

         Selling,  General and Administrative  Expenses.  Selling, general and administrative expenses decreased to
$88.5  million,  or 20.3% of net sales,  for Fiscal 2001,  from $88.7  million,  or 18.8% of net sales,  for Fiscal
2000.  The increase in operating  expenses as a percentage  of net sales was  primarily  due to lower sales volume, coupled with incremental expenses associated with the start-up of the Victorinox(R) apparel line.

         Other Charges.  During Fiscal 2001, the Company  recorded  pre-tax charges  of approximately  $596,000 for severance related to a workforce  reduction,  $848,000 related to design and development costs that was acquired in connection  with the  Victorinox(R) license, and $900,000  related to the closure of its sewing plant in Chihuahua,
Mexico.  The Company  also  incurred  pre-tax  costs of  approximately  $430,000  related to the pursuit of certain assets of Bugle Boy  Industries,  Inc.  During Fiscal 2000,  the Company  recorded a pre-tax charge of $1.0 million related to severance for the former Chief Executive Officer of Savane.

         Interest  Expense.  Interest  expense  decreased to $15.3  million for Fiscal 2001 from $17.4  million for
Fiscal 2000.  The decrease was primarily due to lower average  outstanding  borrowings  under the Company's  credit facility, and to a lesser extent due to lower interest rates.

         Income  Taxes.  The  Company's  effective  tax rate for Fiscal 2001 was 38.7% as  compared  with 40.0% for
Fiscal 2000.  The decrease in the  effective  rate is primarily the result of tax planning  strategies  implemented by the Company, which serve to reduce taxable income in various states within which the Company operates.

         Extraordinary  Item. The Company recorded an  extraordinary  gain of $800,000 related to the excess of the preliminary  fair value of Duck Head's net assets  acquired over the price the Company paid. The  preliminary  fair value estimates are subject to change,  and subsequent  changes will be reflected as additional  extraordinary gain or loss.

         Net Income.  As a result of the above factors,  net income for Fiscal 2001 was $11.2  million,  or 2.6% of net sales, as compared with $17.5 million, or 3.7% of net sales for Fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

         Net Sales.  Net sales for Fiscal 2000 were $473.0  million as compared to $420.7  million for Fiscal 1999, an increase of $52.3 million or 12.4%.  The increase was primarily due to an increase in units shipped.

         Gross Profit.  Gross profit for Fiscal 2000 was $137.5  million,  or 29.1% of net sales,  as compared with
$117.9  million,  or 28.0% of net sales for Fiscal 1999.  The dollar  increase was primarily due to the increase in sales  volume.  The  increase  in gross  profit  as a  percentage  of net  sales  was  primarily  due to  increased production efficiencies and other cost saving measures.

         Selling,  General and Administrative  Expenses.  Selling,  general and administrative  expenses for Fiscal
2000 were $88.7  million,  or 18.8% of net sales,  as compared to $80.5  million,  or 19.1% of net sales for Fiscal
1999.  The dollar  increase was  primarily  due to an increase in overall  sales  volume.  The decrease in selling, general and  administrative  expenses as a percentage of net sales was due to the leveraging of fixed costs against a higher sales base, and other cost cutting  measures,  offset,  in part, by increased  spending for  merchandising and product  development,  as well as higher incentive based  compensation  accruals,  as a result of the Company's increase in sales and profitability.

         Other  Charges.  In the first  quarter of Fiscal  2000,  the  Company  recorded  a pre-tax  charge of $1.0 million for severance  payments to the former Chief Executive  Officer of  Farah/Savane  who resigned as an officer and director of the Company effective December 30, 1999.

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

Liquidity and Capital Resources

         The  Company's   primary  capital   requirements   are  funding  its  growth  in  operations  and  capital
expenditures.  The Company has  historically  financed its growth in sales and the resulting  increase in inventory and  receivables  through a combination  of operating cash flow and  borrowings  under its senior credit  facility.
Consistent  with industry  practice,  the Company is often required to post letters of credit when placing an order with certain international manufacturers.

         The  Company's  revolving  credit line (the  "Facility")  provides for  borrowings  of up to $110 million, subject to certain  borrowing  base  limitations.  Borrowings  under the Facility bear  interest at variable  rates
(5.1% at September 29, 2001) and are secured by substantially  all of the Company's  domestic assets.  The Facility matures in June 2003.  As of September 29, 2001, an  additional  $65.4 million was available for  borrowings  under the Facility.

         On May 28,  1999, the Company  entered into a real estate loan ("Real Estate Loan")  agreement  secured by the Company's  distribution  center,  cutting facility,  and  administrative  offices in Tampa,  Florida.  The Real
Estate Loan was used to refinance  $9.5  million  outstanding  on the  Company's  previous  real estate loan and to finance up to $6.0 million of the costs  related to an  expansion  of the  Company's  Tampa,  Florida  distribution facility.  In March 2000,  the Real Estate Loan was  converted to a secured term loan.  Principal  and interest are due monthly on the  refinanced  amount and the loan bears  interest at the 30-day  London  Interbank  Offered  Rate
("LIBOR")  plus an  applicable  margin.  The  principal  payments  are  based on a  20-year  amortization  with all outstanding principal due on or before May 15, 2008.

         Borrowings  under the Real Estate Loan bear interest at a rate of 30-day LIBOR plus an  applicable  margin
(3.8% at September 29, 2001).  Under the terms of an interest-rate  swap agreement  associated with the Real Estate
Loan,  effectively  $7.0 million of  borrowings  under the Real Estate Loan bear interest at a fixed base rate plus an applicable  margin (7.6% at September  29, 2001).  As of September  29, 2001,  the combined  effective  interest rate on the Real Estate Loan was approximately 6.4%.

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

         The  Company's  credit  agreements  contain  significant  financial  and  operating  covenants,  including requirements  that the Company maintain  certain  financial  ratios,  prohibitions on the ability of the Company to incur  certain  additional  indebtedness  or to pay  dividends,  and  restrictions  on its ability to make  capital expenditures.  During  Fiscal  2001,  the  Company  amended  the terms of the  Facility  to adjust  certain  of the financial covenants.  The Company is currently in compliance with all covenants under its credit agreements.

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
Funds are  transferred  to reduce  outstanding  borrowings  under the Facility  once  payment is received  from the factor.  The factor pays the  Company  the  receivable  amount  upon the  earlier of  (i) receipt  by the factor of payment  from  the  Company's  customer  or  (ii) 120 days  past the due date for  such  payment.  The  Company  is currently on month to month  agreements  with both of its factors and is  evaluating  whether to bring all accounts receivable functions in house and limit the involvement of the factors to providing credit insurance.

         As a result of the  acquisition  of Duck Head in  August  2001,  certain  consolidation  and cost  savings activities  have  transpired  that will  continue to impact the  Company's  capital  resources.  Specifically,  the
Company has chosen to exit certain  owned or leased  facilities.  The sale of owned  facilities  will generate cash while the payment of lease  termination  costs will use cash.  As of  September  29,  2001,  the Company had assets held for sale with  carrying  values of $6.6 million and has exit  related  accruals of $4.2  million.  The Company plans to complete its exit plans in the next twelve months.

         The Company has  historically  financed its capital  expenditures  through a combination of operating cash flow and long-term  borrowings.  Capital  expenditures  were $7.9 million for Fiscal 2001, and primarily related to the  replacement  of the existing  computer  systems at the Company's  Tampa,  Florida  location and the upgrade or replacement of various other equipment and computer systems including hardware and software.

         During Fiscal 2002,  the Company  anticipates  capital  expenditures  will be  approximately  $20 million.
Significant  capital projects  include the  consolidation of facilities in the El Paso, Texas area, and the upgrade or replacement of various other equipment and computer systems including hardware and software.

         On September  29, 2001 and  September  30,  2000,  the Company had working  capital of $130.9  million and
$111.6  million,  respectively.  The increase in working  capital was primarily  due to a $6.3 million  increase in inventory  and a $5.8  million  increase  in  assets  held  for  sale  (primarily  as a  result  of the  Duck  Head acquisition),  offset by a $6.4 million  decrease in accounts  receivable,  and a $3.4 million decrease in accounts payable and accrued  expenses.  The Company  expects its working  capital needs will continue to fluctuate based on seasonal changes in sales, accounts receivable and trade accounts payable.

         The Company  believes  that its existing  working  capital,  borrowings  available  under the Facility and internally generated funds provide sufficient resources to support current business activities.

Impact of Recent Accounting Pronouncements

         In July 2001, the Financial  Accounting  Standards Board issued Statement of Financial Accounting Standard
No. 141,  "Business  Combinations"  ("Statement No. 141") and Statement of Financial  Accounting  Standard No. 142,
"Goodwill  and Other  Intangible  Assets"  ("Statement  No.  142").  Statement  No.  141  prohibits  the use of the pooling-of-interests  method for business combinations  completed after June 30, 2001, and requires the recognition of intangible  assets  separately from goodwill.  Statement No. 141 is effective for any business  combination that is completed after June 30, 2001.  Statement No. 142 includes  requirements  to test goodwill and indefinite  lived intangible  assets for  impairment  rather than  amortize  them.  Goodwill and other  indefinite  lived  intangible assets  would be tested for  impairment,  and any  impairment  charge  resulting  from the initial  application  of
Statement  No. 142 would be  classified  as a  cumulative  change in  accounting  principle.  Statement  No. 142 is effective for companies with fiscal years beginning after December 15, 2001.

         The  acquisition  of Duck Head in August 2001 was  accounted for in accordance  with  Statements  No. 141.
The Company  also  adopted  Statement  No. 142 on  September  30, 2001 and will no longer  amortize  its  remaining goodwill and other  indefinite  lived  intangible  assets,  but will test them for impairment on a periodic  basis.
The  provisions  of Statement  No. 142 also require the  completion of a  transitional  impairment  test within six months of  adoption,  with any  impairment  identified  treated as a  cumulative  effect of a change in  accounting principle.  The Company intends to complete this transitional  impairment  testing during Fiscal 2002.  Application of the  non-amortization  provisions of Statement No. 142 are expected to result in an increase to net income after tax of approximately $831,000 ($0.11 per diluted share) per year.

Inflation

         The impact of inflation on the Company's  operating results has been moderate in recent years,  reflecting generally  lower rates of inflation  in the economy and  relative  stability  in the  Company's  cost of sales.  In prior  years,  the Company has been able to adjust its selling  prices and improve  efficiencies  to  substantially offset  increased  costs.  While  inflation  has not had,  and the  Company  does not expect  that it will have,  a material impact upon operating  results,  there is no assurance that the Company's  business will not be materially adversely affected by inflation in the future.

Risk Factors Affecting the Company's Business and Prospects

Our  financial  success is linked to that of our  customers,  commitment to our products and our ability to satisfy and maintain our customers.

         Our  financial  success is directly  related to the success of our customers  and the  willingness  of our customers,  in  particular  our major  customers,  to continue  buying our products.  Sales to the  Company's  five largest  customers  represented  approximately  58.2%,  51.8% and 51.1% of net sales during  Fiscal 2001,  2000 and
1999,  respectively.  Sales to Wal-Mart  (including  Sam's Club,  the nation's  largest chain of wholesale  clubs), accounted for approximately 32.9%, 25.7% and 24.5% of net sales during Fiscal 2001, 2000 and 1999, respectively.

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
Furthermore,  if any of our major customers  experiences a significant downturn in its business, or fails to remain committed  to our programs or brands,  then these  customers  may reduce or  discontinue  purchases  from us, which would have a material  adverse  effect on our business,  results of operations and financial  condition.  See "Item
1. Business-Customers and Customer Service."

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

         Various  apparel  retailers,  some  of  which  are or have  been  our  customers,  have  in  recent  years experienced financial problems. Many have been subject to bankruptcy,  restructuring,  or liquidation, while others have  consolidated  ownership and  centralized  buying  decisions.  This increases our risk of extending  credit to these retailers,  and may lead us to reduce or discontinue  business with such customers,  or to assume more credit risk  relating  to their  receivables.  Any one of these  actions  could  have a  material  adverse  effect  on our business, results of operations and financial condition.

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
Many  of our  competitors  and  potential  competitors  have  greater  financial,  manufacturing  and  distribution resources  than we do. If  manufacturers  or  retailers  increase  their  competition  with us,  or if our  current competitors  become more  successful in competing  with us, we could  experience  material  adverse  effects on our business, results of operations and financial condition.  See "Item 1. Business - Competition."

We may experience delays or other difficulties in implementing our operating plans for Duck Head.

         We may  experience  unanticipated  conditions  and  contingencies  in  connection  with  implementing  our operating plans for Duck Head. As a result,  we may not achieve  projected revenue and earnings for Fiscal 2002 and thereafter,  and we may have difficulties achieving anticipated cost savings related to the acquisition,  including reductions  in staff and the  consolidation  of  facilities.  The success of the  acquisition  of Duck Head is also dependent upon the continued  acceptance of Duck Head's existing and new products by its major  customers,  and the financial strength of Duck Head's major customers.

Fluctuations  in the price,  availability  and quality of the fabrics or other raw materials we use could  increase our cost of sales and reduce our ability to meet our customers' demands.

         The principal  fabrics used in our apparel consist of cotton,  wool,  synthetic and blended  fabrics.  The price we pay for these  fabrics is mostly  dependent  on the market  prices for the raw  materials  used to produce them,  namely  cotton,  wool,  rayon and  polyester.  Depending on a number of factors,  including  crop yields and weather patterns,  the market price of these raw materials may fluctuate  significantly.  Some of our suppliers are experiencing  financial  difficulties.  This  increases  the risk that we will be unable to obtain raw materials at the price or quality or with the ease that we have  historically  obtained  them.  Moreover,  only a limited number of  suppliers  are  available  to supply the  fabrics at the level of  quality  we  require.  If we have to procure fabrics from sources other than our current  suppliers,  the quality of the fabric may be  significantly  different from that  obtained  from our  current  suppliers.  Fluctuations  in the  price,  availability  and  quality of the fabrics or raw materials  could increase our cost of sales and reduce our ability to meet our  customers'  demands.
We cannot assure you that we will be able to pass along to our  customers  all, or any portion of, any increases in the prices paid for the fabrics used in the manufacture of our products.  See "Item 1. Business Operations."

We depend upon independent manufacturers in the production of our apparel.

         We use  independent  manufacturers  to  assemble  or produce a  substantial  portion of our  products.  We depend on these  manufacturers'  ability to finance the  assembly or  production  of goods  ordered and to maintain manufacturing  capacity.  We do not exert direct control over these independent  manufacturers,  however, so we may be unable to obtain timely  delivery of acceptable  products.  We generally do not have  long-term  contracts  with any of these  independent  manufacturers.  As a result,  we cannot be  assured  of an  uninterrupted  supply of our product  from  our  independent  manufacturers.  If  there  is an  interruption,  we may not be able to  substitute suitable  alternative  manufacturers  because such  substitutes  may not be  available,  or they may not be able to provide us with  products or services of a comparable  quality,  at an acceptable  price or on a timely basis.  See
"Item 1. Business - Operations."

Our ability to successfully  conduct assembly and production  operations in facilities in foreign countries depends on many factors beyond our control.

         During  Fiscal  2001, a  significant  portion of our products  were  assembled or produced by  independent manufacturers  in the Dominican  Republic and Mexico.  It is possible  that we will  experience  difficulties  with these independent  manufacturers,  including reduced production  capacity,  failure to meet production deadlines or increases in manufacturing  costs as more fully discussed above. Also, using foreign  manufacturers  requires us to order products further in advance to account for  transportation  time. If we overestimate  customer demand, we may have to hold goods in  inventory,  and we may be unable to sell these  goods at the same  margins as we have in the past.  On the other hand, if we underestimate customer demand, we may not be able to fill orders in time.

         Other  problems we may  encounter  by using  foreign  manufacturers  include,  but are not limited to work stoppages;  transportation  delays and interruptions;  delays and interruptions  from natural disasters;  political instability;  involvement  in wars or other similar  conflicts  such as terrorist  attacks;  economic  disruptions;
expropriation;  nationalization;  imposition of tariffs;  imposition of import and export controls;  and changes in government policies.

         We are  also  exposed  to  foreign  currency  risk.  In the  past,  most of our  contracts  to have  goods assembled or produced in foreign  countries were  negotiated in United States  dollars.  If the value of the United
States dollar  decreases,  then the price that we pay for our products could  increase,  and it is possible that we would not be able to pass this increase on to our customers.  See "Item 1. Business--Operations."

To  acquire  Savane  we  incurred  a  substantial  amount of debt that will  require  successful  future  operating performance and financial results and that imposes important limitations on us.

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

         The terms of our  existing  debt  contain a number of  significant  covenants  that,  among other  things, restrict our ability to dispose of assets,  incur additional  debt,  repay other debt, pay dividends,  make certain investments or acquisitions,  repurchase or redeem capital stock,  engage in mergers or  consolidations,  engage in certain transactions with subsidiaries and affiliates, and engage in certain corporate activities.

         There can be no  assurance  that these  restrictions  will not  adversely  affect  our  ability to finance future  operations or capital needs or engage in other business  activities  that may be in our best  interest.  In addition,  the terms of our existing debt require us to maintain  compliance  with certain  financial  ratios.  Our ability to comply with such ratios may be affected  by events  beyond our  control.  A breach of any of these terms or our  inability to comply with the  required  financial  ratios could result in a default  under the terms of the
Company's debt and the acceleration of all or a portion of such debt, or result in bankruptcy.

We may not be able to successfully identify, acquire and profitably operate companies and businesses that are compatible with our operations.

         We  continually  evaluate the potential  acquisition  of other  complementary  companies and brands.  This includes  our  efforts to enter into new  agreements  to license  additional  brands.  Our search may not yield any complementary  companies  or  brands,  and even if we do find a suitable  acquisition  we may not be able to obtain sufficient  financing to fund the purchase.  We may not be able to  successfully  integrate  the  operations of any company that we acquire into our own operations  and we cannot assure you that the acquired  operation will achieve the results we expected.  For example,  the acquired  business  may not achieve  revenues,  profits or  operational efficiencies  at the same  levels  as our  existing  operations  or at the  levels  that it  achieved  prior to our acquiring  it. The  success of any  acquisition  will also depend upon our ability to retain or hire and then train key personnel.  Acquiring  another company or business may also have negative  effects on our business,  results of operations and financial  condition  because our officers and directors may focus their  attention on completing or integrating  the  acquisition,  or  because  other  resources  may be  diverted  to  fulfilling  the  needs  of the acquisition.

         We compete with other companies who have greater  resources than we do for the  opportunities to buy other companies  and  businesses  and  to  expand  our  operations.  As a  result,  even  if we do  identify  a  suitable acquisition,  we may lose the  acquisition to a competitor who offers a more  attractive  purchase  price.  In such event, we may incur significant costs in pursuing an acquisition without success.

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

         Pursuant  to  licensing  agreements,  we also  have  exclusive  rights  to use  trademarks  owned by other companies  in  promoting,  distributing  and  selling  their  products.  We  have  periodically  been  involved  in litigation  regarding  these  licensing  agreements.  We cannot  assure you that these  licensing  agreements  will remain in effect or that they will be renewed.  In addition,  any future  disputes  concerning  these  licenses may cause us to incur  significant  litigation  costs or force us to suspend  use of the  trademarks.  See  "Business -
Trademarks and Licenses."

Our products that are imported into the United States are subject to certain restrictions and tariffs.

         Most of our import  operations are subject to bilateral textile  agreements  between the United States and a number of other  countries.  These  agreements  establish  quotas  for the  amount  and type of goods that can be imported  into the United  States  from these  countries.  These  agreements  allow the United  States,  in certain circumstances,  to  impose  restraints  at  any  time  on the  importation  of  additional  or  new  categories  of merchandise.  Future  bilateral  textile  agreements may also contain similar  restraints.  Excluding the countries covered  under CBTPA and NAFTA,  our imported  products  are also  subject to United  States  customs  duties.  The
United States and the countries in which we manufacture  our products may adjust quotas,  duties,  tariffs or other restrictions  currently  in effect.  There are no  assurances  that any  adjustments  would  benefit us. These same countries may also impose new quotas,  duties,  tariffs or other restrictions.  Furthermore,  the United States may bar imports of products  that are found to be made by convicts,  or forced or indentured  labor.  The United States may also withdraw the "most favored  nation" status of certain  countries,  which could result in the imposition of higher  tariffs on products  imported from those  countries.  All of these  changes  could have a material  adverse effect on our  business,  results of  operations  and  financial  condition.  See "Item 1.  Business - Imports  and
Import Regulations."

Our success depends upon our ability to recruit qualified personnel and to retain senior management.

         Our  continued  success  is  dependent  on  retaining  our senior  management  as well as  attracting  and retaining  qualified  management,  administrative  and  operating  personnel.  If we lose any members of our senior management,  or if we do not  recruit  and  retain  other  qualified  personnel,  then  our  business,  results  of operations  and financial  condition  could be  materially  adversely  affected.  See "Item 1. Business - Executive
Officers of the Registrant."

         Additionally,  some of our  employees  are  members of unions  with which the  Company  has  entered  into collective  bargaining  agreements.  If upon the  expiration  of these  agreements,  the Company is unable to renew these  agreements or enter into new  agreements  that are  satisfactory  to the Company,  the employees  covered by these  agreements  may strike or otherwise  be  unwilling  to work for the Company.  The Company may not be able to replace  these  employees in a timely  manner.  The loss of these  employees  may impact the  Company's  ability to manufacture  and deliver its products to customers on a timely basis,  which could have a material  adverse  effect on our business, results of operations and financial condition.

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

Our  management  information  systems are an  integral  part of our  operations  and must be updated  regularly  to respond to changing business needs.

         We rely upon our management  information systems to provide  distribution  services and to track operating results.  Further  modification  and refinement  will be required as we grow and our business  needs change.  If we experience  a  significant  system  failure  or if we are unable to modify our  management  information  systems to respond to changes in our  business  needs,  then our ability to properly  and timely  produce and  distribute  our products could be adversely affected. See "Item 1. Business - Management Information Systems."

Principal  shareholders  of our  company  have a great  deal of  influence  over the  constitution  of our board of directors, and over matters submitted to a vote of shareholders.

         The following  table sets forth our  principal  shareholders  and the  percentage of our common stock that they each own or control:

              Name of Shareholder and Title                      Percentage of Shares of
                     (if applicable)                               Common Stock Owned
-----------------------------------------------------------   ------------------------------

William W. Compton                                                        14.7%
Chairman of the Board and Chief Executive Officer

Michael Kagan                                                             9.1%
Vice  Chairman  of the  Board,  Executive  Vice  President
Chief Financial Officer and Secretary

Accel, S.A. de C.V.                                                       21.0%
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's  market risk is limited to  fluctuations  in interest  rates as it pertains to the Company's borrowings  under the Facility and the Real Estate Loan. As of September 29, 2001,  the  Company's  interest  rates on borrowings  under the Facility and Real Estate Loan were 5.1% and 6.4%,  respectively.  If the interest rates on the Company's  borrowings  average 100 basis points more in Fiscal 2002 than they did in Fiscal 2001, the Company's interest  expense  would  increase  and income  before  income  taxes would  decrease by  $401,000.  This amount is determined  solely by  considering  the impact of the  hypothetical  change in the interest  rate on the  Company's borrowing  cost  without  consideration  for other  factors such as actions  management  might take to mitigate its exposure to interest rate changes.

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

Item 8.  Financial Statements and Supplementary Data

         The information called for by this Item is contained in pages 30 through 55 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information  under the captions  "Election of Directors" and "Other Matters - Section 16(a) Beneficial
Reporting  Compliance"  in the Company's  Proxy  Statement  for its Annual  Meeting of  Shareholders  to be held on
January 29, 2002 (the "2001 Proxy Statement") is incorporated  herein by reference.  The information  called for by this  Item,  with  respect  to  Executive  Officers,  is set  forth in Item 4A of this  report  under  the  caption
"Executive Officers of the Registrant."

Item 11.  Executive Compensation

         The  information  under the captions  "Election of Directors - Compensation of Directors" and "Election of
Directors - Executive  Compensation"  in the Company's 2001 Proxy  Statement is  incorporated  by reference.  In no event shall the  information  contained in the 2001 Proxy  Statement  under the  captions  "Election of Directors -
Executive  Compensation  -  Compensation  Committee  Report on  Executive  Compensation"  and  "Shareholder  Return
Comparison" be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information  under the caption  "Election of Directors - Stock  Ownership" in the Company's 2001 Proxy
Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The  information  under the  caption  "Election  of  Directors  - Executive  Compensation  -  Compensation
Committee  Interlocks and Insider  Participation" and "Certain  Transactions" in the Company's 2001 Proxy Statement
is incorporated herein by reference.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Index to Financial Statements
                                                                                               Page
                                                                                               ----
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

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of Fiscal 2001.

                                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Tropical Sportswear Int'l Corporation

         We have audited the accompanying  consolidated  balance sheets of Tropical Sportswear Int'l Corporation as of  September 29, 2001  and September 30, 2000, and the related  consolidated  statements of income,  shareholders'
equity,  and cash  flows for each of the three  years in the  period  ended  September 29, 2001.  Our  audits  also included the financial  statement  schedule  listed in the index at Item 14 (a).  These  financial  statements  and schedule  are the  responsibility  of the  Company's  management.  Our  responsibility  is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial  statements referred to above present fairly, in all material respects,  the consolidated  financial position of Tropical Sportswear Int'l Corporation at  September 29, 2001  and September 30,
2000, and the  consolidated  results of its operations and its cash flows for each of the three years in the period ended  September 29, 2001,  in conformity  with  accounting  principles  generally  accepted in the United  States.
Also,  in our  opinion,  the  related  financial  statement  schedule,  when  considered  in  relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                    ERNST & YOUNG LLP

                                                                    /s/  Ernst & Young LLP
                                                                    ----------------------

Tampa, Florida

November 13, 2001

                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                     September 29, 2001 and September 30, 2000
                                         (In thousands, except share data)

                                                                           2001                  2000
                                                                    -------------------    ------------------
ASSETS
Current assets:
    Cash                                                                  $    1,714            $    1,767
    Accounts receivable, net                                                  86,908                93,292
    Inventories, net                                                          73,083                66,754
    Deferred income taxes                                                     15,040                10,614
    Prepaid expenses and other                                                10,829                 4,521
    Assets held for sale                                                       7,846                 2,016
                                                                    -------------------    ------------------
       Total current assets                                                  195,420               178,964
Property and equipment                                                        76,305                68,649
Less accumulated depreciation and amortization                               (28,864)              (21,761)
                                                                    -------------------    ------------------
                                                                              47,441                46,888
Other assets                                                                  16,914                16,390
Trademarks, net                                                               12,866                13,854
Excess  of  cost  over  fair  value  of  net  assets  of  acquired            36,589                38,432
subsidiary, net
                                                                    -------------------    ------------------
Total assets                                                              $  309,230            $  294,528
                                                                    ===================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $   35,417            $   44,522
    Accrued expenses and other                                                26,556                20,824
    Current portion of long-term debt                                          1,128                   883
    Current portion of obligations under capital leases                        1,414                 1,108
                                                                    -------------------    ------------------
       Total current liabilities                                              64,515                67,337
Long-term debt                                                               145,962               140,343
Obligations under capital leases                                               2,810                 3,207
Deferred income taxes                                                          6,402                 4,925
Other                                                                          3,274                 2,882
                                                                    -------------------    ------------------
       Total liabilities                                                     222,963               218,694
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $100 par value; 10,000,000 shares authorized;
       no shares issued and outstanding                                           --                    --
    Common stock, $.01 par value; 50,000,000 shares authorized;
       7,697,332 and 7,637,727 shares issued and outstanding in
       2001 and 2000, respectively                                                77                    76
    Additional paid in capital                                                18,851                17,830
    Retained earnings                                                         70,514                59,284
    Accumulated other comprehensive loss                                      (3,175)               (1,356)
                                                                    -------------------    ------------------
       Total shareholders' equity                                             86,267                75,834
                                                                    -------------------    ------------------
Total liabilities and shareholders' equity                                $  309,230            $  294,528
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

                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share amounts)

                                                                          Fiscal Year Ended
                                                      -----------------------------------------------------------
                                                       September 29,        September 30,          October 2,
                                                            2001                 2000                 1999
                                                      -----------------    -----------------    -----------------

Net sales                                                    $436,436            $472,985             $420,691
Cost of goods sold                                            311,880             335,463              302,769
                                                      -----------------    -----------------    -----------------
Gross profit                                                  124,556             137,522              117,922
Selling, general and administrative expenses                   88,509              88,719               80,511
Other charges                                                   2,774               1,006                3,999
                                                      -----------------    -----------------    -----------------
Operating income                                               33,273              47,797               33,412
Other expenses:
    Interest                                                   15,261              17,351               18,586
    Other, net                                                    989               1,251                  973
                                                      -----------------    -----------------    -----------------
                                                               16,250              18,602               19,559
                                                      -----------------    -----------------    -----------------
Income before income taxes and extraordinary item
                                                               17,023              29,195               13,853
Provision for income taxes                                      6,593              11,692                5,602
                                                      -----------------    -----------------    -----------------
Income before extraordinary item                               10,430              17,503                8,251
Extraordinary item-gain on negative goodwill                      800                  --                   --
                                                      -----------------    -----------------    -----------------
Net income                                                    $11,230             $17,503               $8,251
                                                      =================    =================    =================

Basic net income per share:
   Income before extraordinary item                             $1.36               $2.29                $1.08
   Extraordinary item                                            0.11                  --                   --
                                                      -----------------    -----------------    -----------------
   Net income per share                                         $1.47               $2.29                $1.08
                                                      =================    =================    =================

Diluted net income per share:
   Income before extraordinary item                             $1.34               $2.27                $1.05
   Extraordinary item                                            0.11                  --                   --
                                                      -----------------    -----------------    -----------------
   Net income per share                                         $1.45               $2.27                $1.05
                                                      =================    =================    =================

                                              See accompanying notes.

                                    TROPICAL SPORTSWEAR INT'L CORPORATION
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (In thousands)

                                                                                                    Accumulated
                                                                                                       Other
                                                                           Additional                 Compre-
                                 Preferred Stock         Common Stock        Paid In    Retained      hensive
                                 ---------------         ------------
                               Shares      Amount     Shares     Amount      Capital    Earnings      Income       Total
                               ------      ------     ------     ------      -------    --------      ------       -----

Balance at October 3, 1998           --          --      7,600        $76      $17,270     $33,530       $  88     $50,964

    Net income                       --          --         --         --           --       8,251          --       8,251

    Foreign currency
    translations adjustment          --          --         --         --           --          --         343         343
                                                                                                                  --------

    Total comprehensive income       --          --         --         --           --          --          --       8,594

    Stock option exercises           --         --          19         --         265           --         --          265

                              ---------- ----------- ---------- ---------- ------------ ---------- -------------- --------

Balance at October 2, 1999           --          --      7,619         76       17,535      41,781         431      59,823

    Net income                       --          --         --         --           --      17,503          --      17,503

    Foreign currency
    translation adjustment           --          --         --         --           --          --     (1,787)     (1,787)
                                                                                                                  --------

    Total comprehensive income       --          --         --         --           --          --          --      15,716

    Stock option exercises           --          --         19         --          295          --          --         295
                              ---------- ----------- ---------- ---------- ------------ ---------- -------------- --------

Balance  at  September   30,         --          --      7,638         76       17,830      59,284     (1,356)      75,834
2000

    Net income                       --          --         --         --           --      11,230          --      11,230

    Foreign currency translation
     adjustment and other            --          --         --         --           --          --     (1,819)     (1,819)

                                                                                                                  --------

    Total comprehensive income       --          --         --         --           --          --          --       9,411

    Stock option exercises           --          --         59          1        1,021          --          --       1,022
                              ---------- ----------- ---------- ---------- ------------ ---------- -------------- --------

Balance at September 29, 2001        --          --      7,697        $77      $18,851    $70,514     ($3,175)     $86,267
                              ========== =========== ========== ========== ============ ========== ============== ========

                                                   See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                         Fiscal Year Ended
                                                       ------------------------------------------------------
                                                       September 29,      September 30,         October 2,
                                                           2001                2000                1999
                                                      ----------------    ---------------     ---------------
  Operating activities
  Net income                                                $ 11,230           $ 17,503             $ 8,251
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        (Gain)loss on disposal of property and equipment        (142)                19                  88
       Termination of system implementation                       --                 --               3,999
       Depreciation and amortization                          10,149              8,858               9,500
       Provision for allowances and doubtful accounts          1,583                 73               1,286
       Provision for excess and obsolete inventory              (371)              (342)             (3,335)
       Deferred income taxes                                   2,417              2,325               6,350
       Extraordinary item-gain on negative goodwill             (800)                --                  --
  Changes in operating assets and liabilities:
    (Increase) decrease in assets:
       Accounts receivable                                     9,767            (16,994)             (5,156)
       Inventories                                               424              5,769              15,553
       Prepaid expenses and other assets                      (1,450)             8,530              (1,103)
       Increase (decrease) in liabilities:
       Accounts payable                                       (9,245)            12,600              (5,529)
       Accrued expenses and other                             (4,092)              (116)            (11,744)
                                                        --------------    ---------------     ---------------
  Net cash provided by operating activities                   19,470             38,225              18,160

  Investing activities
  Capital expenditures                                        (7,882)           (11,366)            (15,094)
  Acquisition of subsidiary, net of cash acquired            (12,440)                --                (477)
  Proceeds from sale of property and equipment                   740                153                 448
  Other                                                           --                 --                 323
                                                        --------------    ---------------     ---------------
  Net cash used in investing activities                      (19,582)           (11,213)            (14,800)

  Financing activities
  Proceeds of long-term debt                                     236              5,014              10,854
  Proceeds from exercise of stock options                      1,022                295                 265
  Principal payments of long-term debt                        (5,470)            (1,335)            (10,295)
  Principal payments of capital leases                        (1,352)            (1,558)             (2,527)
  Net proceeds from (repayment of) long-term
     revolving credit line borrowings                          6,445            (27,821)             (2,490)
                                                        --------------    ---------------     ---------------
  Net cash provided by (used in) financing activities            881            (25,405)             (4,193)

  Change in currency translation and other                      (822)            (1,447)                343
                                                        --------------    ---------------     ---------------

  Net increase (decrease) in cash                                (53)               160                (490)
  Cash at beginning of year                                    1,767              1,607               2,097
                                                        --------------    ---------------     ---------------
  Cash at end of year                                        $ 1,714            $ 1,767            $  1,607                                                                             1,607
                                                        ==============    ===============     ===============

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Years Ended September 29, 2001, September 30, 2000, and October 2, 1999
                             (Tables in thousands, except share and per share amounts)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated  financial  statements include the accounts of Tropical  Sportswear Int'l Corporation and its wholly-owned  subsidiaries,  Savane  International Corp.  ("Savane") and its subsidiaries,  Tropical Sportswear
Company,  Inc., Duck Head Apparel Company LLC and its subsidiaries,  Delta Merchandising,  Inc. and Apparel Network
Corporation  (collectively,  the  "Company").  All significant  intercompany  balances and  transactions  have been eliminated in consolidation.

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

Accounting Period

         The  Company  operates  on  a  52/53-week   annual  accounting  period  ending  on  the  Saturday  nearest
September 30th.  The years ended September 29, 2001, September 30, 2000, and October 2, 1999 each contain 52 weeks.

Net Income Per Share

         Net income per share is computed  by  dividing  net income by the  weighted  average  number of common and common equivalent shares outstanding.

         Basic and diluted net income per share are computed as follows:

                                                             Fiscal Year Ended
                                         ----------------------------------------------------------

                                             September 29,      September 30,        October 2,
                                                 2001                2000                1999
                                            ----------------   -----------------    --------------

Numerator for basic and diluted net
    income per share:
      Net income                                    $11,230            $ 17,503          $  8,251

Denominator for basic net income per
share:
    Weighted average shares of common
        stock outstanding                         7,656,642           7,627,141         7,614,282

    Effect of dilutive stock options
        using the treasury stock method             113,948              97,599           233,535
                                            ----------------   -----------------    --------------

Denominator for diluted net income per
share                                             7,770,590           7,724,740         7,837,817
                                            ================   =================    ==============

Net income per share:
     Basic                                            $1.47               $2.29             $1.08
                                            ================   =================    ==============
     Diluted                                          $1.45               $2.27             $1.05
                                            ================   =================    ==============

         At September  29,  2001,  September  30, 2000 and October 2, 1999 there were 1.4 million,  1.3 million and
585,000 stock  options,  respectively,  excluded  from the  computation  of diluted  earnings per share because the effect of their inclusion in the calculation would have been anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

             Other  comprehensive loss for Fiscal 2001,  composed of foreign currency  translations of $1.1 million and the fair value of a cash flow hedge of  $720,000,  totaled $1.8  million,  (net of income tax benefit of $1.1 million).  For Fiscal 2000 and 1999,  other  comprehensive  loss or income was  composed  exclusively  of foreign currency  translations.  Fiscal 2000 other comprehensive loss was $1.8 million (net of income tax benefit of $1.1 million).  Fiscal 1999 other  comprehensive  income was $343,000 (net of income tax expense of  $233,000).  Total comprehensive  income amounted to $9.4 million,  $15.7 million,  and $8.6 million for Fiscal 2001, 2000 and 1999, respectively.

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

Advertising and Promotion Costs

        Advertising and promotion costs are expensed in the year incurred.  Advertising and  promotion  expense was
$9.7 million, $15.7 million, and $12.3 million, in Fiscal 2001, 2000, and 1999, respectively.

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

Trademarks

         Trademarks  represent  the fair value of the Savane(R)and Farah(R)trademarks that were  acquired  with the acquisition of Savane (see Note 9). The trademarks  effectively  have an indefinite  legal life and their value has been  amortized  through  September 29, 2001,  on the  straight-line  basis over a period of 30 years.  Accumulated amortization  totaled $1,645,000,  $1,146,000 and $646,000 at September 29, 2001, September 30, 2000 and October 2,
1999,  respectively.  Effective September 30, 2001, the Company adopted Statement of Financial  Accounting Standard
No. 142 "Goodwill and Other  Intangible  Assets"  ("Statement No. 142"),  and will no longer amortize the remaining value of its  trademarks,  but will test them for impairment on a periodic  basis. In connection with the Company's acquisition  of Duck Head Apparel  Company,  Inc.  ("Duck  Head"),  the fair value of the Duck Head  trademarks was estimated at  approximately  $13.3 million.  The fair value assigned to the Duck Head trademark in the  preliminary allocation of the purchase price was reduced to zero as a result of non long-lived  assets  exceeding the price the
Company paid for Duck Head (See Note 8).

Excess of Cost Over Fair Value of Net Assets of Acquired Subsidiary

         The  excess of cost over fair value of net  assets of  acquired  subsidiary  is  primarily  related to the acquisition of Savane (see Note 9) and has been amortized through  September 29, 2001, on the  straight-line  basis over a period of 30 years.  Accumulated  amortization  totaled  $4,318,000,  $3,045,000 and $1,660,000 at September
29, 2001, September 30, 2000 and October 2, 1999,  respectively.  Effective September 30, 2001, the Company adopted
Statement No. 142, and will no longer  amortize the remaining  goodwill from the  acquisition  of Savane,  but will test for  impairment  on a  periodic  basis.  In  connection  with the  Company's  acquisition  of Duck  Head,  the preliminary  fair value of Duck  Head's  non  long-lived  assets  exceeded  the price the  Company  paid,  which in accordance with SFAS No. 142, resulted in an extraordinary gain (See Note 8 ).

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

Impairment of Long-Lived Assets

         Impairment  losses are recorded on goodwill  and  long-lived  assets used in  operations  when  impairment indicators  are present and the  undiscounted  cash flows  estimated  to be generated by those assets are less than the assets'  carrying  amount.  When  impairment is indicated,  a loss is recognized for the excess of the carrying values over the fair values.

Derivative Accounting

         The Company  adopted the  provisions of Statement of Financial  Accounting  Standard No. 133,  "Accounting
for Derivative  Instruments and Hedging  Activities"  ("Statement No. 133"),  effective  October 1, 2000. Under the terms of  Statement  No.  133,  all  derivative  instruments  are  required to be  accounted  for at fair value and recorded on the  consolidated  balance  sheet.  The Company  entered  into an  interest-rate  swap  agreement  (the
"Agreement")  to modify the  interest  characteristics  of a portion of its  outstanding  debt.  The  Agreement  is designated to hedge the interest payments related to a portion of the principal  balance of the Company's  variable rate  mortgage  debt.  The Agreement  involves the exchange of amounts  based on a fixed  interest rate for amounts based on variable  interest  rates over the life of the Agreement  without an exchange of the notional  amount upon which the  payments  are based.  The  differential  to be paid or received as interest  rates change is accrued and recognized  as an  adjustment  of interest  expense  related to the debt.  The notional  amount of the Agreement is
$7.0 million and the Agreement  expires in May 2008.  Since the Agreement  qualifies for the "short-cut"  method of accounting  for cash flow  hedges,  the fair  value of the  Agreement  and  related  changes in the fair value as a result of changes in market interest rates are recognized in the statement of financial position.

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

         Interest-rate  swap  agreement:  The carrying  amount was determined  using fair value  estimates from third parties.

         The carrying amounts and fair value of the Company's long-term debt and obligations under capital leases and interest-rate swap agreement are as follows:

                                          September 29, 2001              September 30, 2000
                                      ----------------------------    ----------------------------
                                       Carrying          Fair          Carrying          Fair
                                         Value           Value           Value           Value
                                      ------------    ------------    ------------    ------------

Long-term debt and obligations
     under capital leases                $151,314        $146,206        $145,541        $135,347

Interest-rate swap agreement                  N/A          ($720)             N/A             $80

Reclassifications

         Certain  amounts in the Fiscal 2000 and 1999 financial  statements  have been  reclassified  to conform to the Fiscal 2001 presentation.

Recent Accounting Pronouncements

          In July 2001,  the  Financial  Accounting  Standards  Board  issued  Statement  of  Financial  Accounting
Standard No. 141,  "Business  Combinations"  ("Statement  No. 141) and Statement of Financial  Accounting  Standard
No. 142,  "Goodwill and Other  Intangible  Assets"  ("Statement  No. 142").  Statement No. 141 prohibits the use of the  pooling-of-interests  method for  business  combinations  completed  after June 30,  2001,  and  requires  the recognition  of  intangible  assets  separately  from  goodwill.  Statement  No. 141 is effective  for any business combination  that is completed  after June 30, 2001.  Statement No. 142 includes  requirements to test goodwill and indefinite lived intangible  assets for impairment  rather than amortize them.  Goodwill and other indefinite lived intangible  assets  would  be  tested  for  impairment,  and any  impairment  charge  resulting  from  the  initial application  of Statement  No. 142 would be classified as a cumulative  change in accounting  principle.  Statement
No. 142 is effective for companies with fiscal years beginning after December 15, 2001.

         The  acquisition  of Duck Head in August 2001 was  accounted for in accordance  with  Statements  No. 141.
The Company  also  adopted  Statement  No. 142 on  September  30, 2001 and will no longer  amortize  its  remaining goodwill and other  indefinite  lived  intangible  assets,  but will test them for impairment on a periodic  basis.
The  provisions  of Statement  No. 142 also require the  completion of a  transitional  impairment  test within six months of  adoption,  with any  impairment  identified  treated as a  cumulative  effect of a change in  accounting principle.  The Company intends to complete this  transitional  impairment test during Fiscal 2002.  Application of the  non-amortization  provisions  of  Statement  No. 142 are  expected  to result in an  increase to net income of approximately $831,000 ($0.11 per diluted share) per year.

Statement of Cash Flows

         Supplemental cash flow information:

                                                        Year Ended
                                ----------------- -- ----------------- -- ------------------
                                 September 29,        September 30,          October 2,
                                      2001                 2000                 1999
                                -----------------    -----------------    ------------------
Cash paid for:
Interest                            $14,943              $16,988                $18,360
Income taxes                          4,635               10,155                  1,641

         Capital lease  obligations of $1,151,000,  $216,700,  and $767,000 were incurred when the Company  entered into leases for new  equipment in the years ended  September  29, 2001,  September  30, 2000,  and October 2, 1999,
respectively.  In Fiscal 1999,  the Company sold $4.1 million of equipment in return for notes  receivable  and the termination of system implementation write-off was net of a $5.3 million settlement receivable.

2.  ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                          September 29,        September 30,
                                                              2001                  2000
                                                        ------------------    -----------------

   Receivable from factor                                         $79,899              $89,314
   Receivable from trade accounts                                  11,130                5,976
   Reserve for allowances and doubtful accounts                    (4,121)              (1,998)
                                                        ------------------    -----------------
                                                                  $86,908              $93,292
                                                        ==================    =================

         The  Company  has two  separate  factoring  agreements.  Under the  agreements,  substantially  all of the
Company's trade  receivables are assigned on an ongoing basis,  without  recourse,  except for credit losses on the first 0.10% of amounts  factored.  The factoring  agreements are with national  companies,  which,  in management's opinion,  are highly  creditworthy.  The purchase price of each receivable is the net face amount, less a factoring discount of  0.18% to 0.25%.  The Company is currently on month to month agreements with both of its factors.

3.  INVENTORIES

         Inventories consist of the following:

                                                      September 29,         September 30,
                                                          2001                  2000
                                                   --------------------    ----------------

               Raw materials                                   $ 6,898              $7,599
               Work in process                                  14,327              19,788
               Finished goods                                   58,858              43,834
Reserve for excess and slow moving inventory                    (7,000)             (4,467)
                                                   --------------------    ----------------
                                                               $73,083             $66,754
                                                   ====================    ================

4.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                    September 29,        September 30,             Life
                                         2001                2000                (Years)
                                   -----------------    ----------------        -----------

Land                                        $ 7,442              $4,194                 --
Land improvements                             2,041               1,987                 15
Buildings and improvements                   15,245              14,779             3 - 50
Machinery and equipment                      48,901              38,751             3 - 12
Leasehold improvement                         2,484               2,438             5 - 25
Construction in progress                        192               6,500                 --
                                   -----------------    ----------------
                                            $76,305             $68,649
                                   =================    ================

         During  Fiscal 2001,  2000 and 1999,  the Company  capitalized  interest cost of $107,000,  $215,000,  and
$329,000,   respectively,  for  buildings  and  improvements,  and  machinery  and  equipment  in  the  process  of construction.  Total depreciation  expense was $8.2 million,  $6.8 million,  and $7.6 million,  for the years ended
September 29, 2001, September 30, 2000, and October 2, 1999, respectively.

5.  DEBT

         Long-term debt consists of the following:

                                      September 29,         September 30,
                                          2001                   2000
                                    ------------------     -----------------

Revolving credit line                         $32,131               $25,686
Real estate loan                               13,968                14,690
Senior subordinated notes                     100,000               100,000
Other                                             991                   850
                                    ------------------     -----------------
                                              147,090               141,226
Less current maturities                         1,128                   883
                                    ------------------     -----------------
                                             $145,962              $140,343
                                    ==================     =================

         The Company  maintains a revolving  credit line (the  "Facility")  which  provides for  borrowings of up to
$110 million,  subject to certain borrowing base  limitations.  Borrowings under the Facility bear variable rates of interest  based on LIBOR plus an  applicable  margin (5.1% at September  29, 2001) and are secured by  substantially all of the  Company's  domestic  assets.  The Facility  matures in June 2003.  Debt issue costs of $1.4 million were incurred in  connection  with the  Facility  and are included in other  assets.  These costs are being  amortized to interest  expense over the life of the Facility using the effective  interest  method.  As of September 29, 2001, an additional $65.4 million was available for borrowings under the Facility.

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

         Borrowings  under the Real Estate Loan  bear interest at a rate of 30-day LIBOR plus an  applicable  margin
(3.8% at September 29, 2001).  Under the terms of  an interest-rate  swap agreement  associated with the Real Estate
Loan,  effectively  $7.0 million of  borrowings  under the  Real Estate Loan bear interest at a fixed base rate plus an applicable  margin (7.6% at September  29, 2001).  As of  September  29, 2001,  the combined  effective  interest rate on the Real Estate Loan was approximately 6.4%.

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

         The  Company's  debt  agreements contain  certain covenants,  the most restrictive of which are as follows:
(i) achievement  of  specified fixed charge coverage ratios;  (ii) maintenance of debt to  earnings before interest, taxes,  depreciation  and amortization at specified levels;  (iii) limitations  on annual capital expenditures; (iv)
limitations on liens;  and (v) prohibition of  the payment of dividends.  The Company is in compliance with all such covenants.

         The scheduled maturities of long-term debt are as follows:

                                   Fiscal Year         Amount
                                ----------------    -------------

                                     2002              $  1,128
                                     2003                33,032
                                     2004                   912
                                     2005                   924
                                     2006                   937
                                     Thereafter         110,157

6.  LEASES

         The Company leases administrative  facilities,  production  facilities,  retail outlet stores, and certain equipment under non-cancelable leases.  Future  minimum lease payments under operating leases and the present value of future minimum capital lease payments as of September 29, 2001 are as follows:

                                                             Operating            Capital
                     Fiscal Year                               Leases              Leases
------------------------------------------------------    -----------------   -----------------

2002                                                                $5,087             $ 1,692
2003                                                                 4,458               1,452
2004                                                                 3,561               1,255
2005                                                                 2,517                 314
2006                                                                 2,081                  62
Thereafter                                                           5,811                  --
                                                          -----------------   -----------------
Total minimum lease payments                                       $23,515               4,775
                                                          =================
Less amount representing interest                                                          551
                                                                              -----------------
Present value of minimum capital lease payments                                          4,224
Less current installments                                                                1,414
                                                                              -----------------
                                                                                        $2,810
                                                                              =================

         The following summarizes the Company's assets under capital leases:

                                    September 29,         September 30,
                                        2001                  2000
                                 --------------------    ----------------

Machinery and equipment                   $9,170              $8,464
Accumulated amortization                   3,352               2,502

         Amortization  of assets under capital leases has been included in  depreciation.  Total rental expense for operating leases for Fiscal 2001, 2000, and 1999, was $4.4 million, $5.0 million, and $4.6 million, respectively.

7.  INCOME TAXES

         Deferred  income tax assets and  liabilities  are  provided  to  reflect  the future tax  consequences  of differences  between  the tax  bases of  assets  and  liabilities  and  their  reported  amounts  in the  financial statements.

         For financial reporting purposes, income before income taxes includes the following components:

                                                                     Year Ended
                                              ----------------------------------------------------------
                                               September 29,        September 30,         October 2,
                                                    2001                2000                 1999
                                              -----------------    ----------------    -----------------
    Domestic                                        $15,808              $28,811              $11,196
    Costa Rica                                            7                    5                1,507
    Australia                                          (321)                (626)                 910
    United Kingdom                                    1,397                  884                 (370)
    Other  foreign                                      132                  121                  610
                                              -----------------    ----------------    -----------------
                                                    $17,023              $29,195              $13,853
                                              =================    ================    =================

         The components of the income tax provision (benefit) are as follows:

                                                                     Year Ended
                                              ----------------------------------------------------------
                                               September 29,        September 30,         October 2,
                                                    2001                2000                 1999
                                              -----------------    ----------------    -----------------
    Current:
       Federal                                       $3,627               $8,280              $(1,169)
       State                                            409                1,039                   43
       Australia                                          -                    -                  328
       Other foreign                                    141                   48                   50
                                              -----------------    ----------------    -----------------
                                                      4,177                9,367                 (748)
    Deferred:
       Federal                                        2,798                2,240                5,919
       State                                           (273)                 310                  431
       Australia                                       (109)                (225)                   -
                                              -----------------    ----------------    -----------------
                                                      2,416                2,325                6,350
                                              -----------------    ----------------    -----------------
                                                     $6,593              $11,692               $5,602
                                              =================    ================    =================

         The  reconciliation  of income taxes  computed at the U.S.  Federal  statutory  tax rate to the  Company's income tax provision is as follows:

                                                                     Year Ended
                                              ----------------------------------------------------------
                                               September 29,        September 30,         October 2,
                                                    2001                2000                 1999
                                              -----------------    ----------------    -----------------

    Income tax expense at Federal
      statutory rate (35% in 2001,
      35% in 2000 and 34% in 1999)                     $5,957            $10,218               $4,710
    State taxes, net of Federal tax benefit               160                877                  474
    Income (losses) of foreign subsidiaries                 7                  3                 (170)
    Amortization of goodwill                              399                428                  420
    Other                                                  70                166                  168
                                              -----------------    ----------------    -----------------
                                                       $6,593            $11,692               $5,602
                                              =================    ================    =================

         Deferred income taxes reflect the net tax effects of temporary  differences  between the carrying  amounts of assets and liabilities for financial  reporting  purposes and the amounts used for income taxes.  Certain of the
Company's  foreign  subsidiaries  have  undistributed  accumulated  earnings of  approximately  $20.2  million,  as adjusted  for U.S.  tax  purposes at  September  29,  2001.  No U.S.  tax has been  provided  on the  undistributed earnings  because the Company  intends to  indefinitely  reinvest  such  earnings  in the foreign  operations.  The amount of the unrecognized  deferred tax liability  associated with the  undistributed  earnings that have not been previously  taxed in the U.S. was  approximately  $4.4 million at September 29, 2001. If earnings are  repatriated, foreign tax  credits can offset a portion of the U.S.  tax on such  earnings.  The amount of $4.4  million has been calculated net of the foreign tax credits.

         The  temporary  differences  that give  rise to  significant  portions  of the  deferred  tax  assets  and liabilities as of September 29, 2001 and September 30, 2000 are presented below:

                                                                             Year Ended
                                                               ----------------------------------------
                                                                  September 29,          September 30,
                                                                       2001                  2000
                                                               ------------------      ----------------
             Deferred tax assets:
                 Accounts receivable                                  $  1,553                  $ 846
                 Inventory                                               4,023                  2,428
                 U.S. Federal NOL carryforwards                          6,526                  5,094
                 U.S. State NOL carryforwards                            1,732                     95
                 Foreign NOL carryforwards                               1,765                  2,165
                 Tax credits                                               298                    497
                 Accrued exit costs - U.S.                               5,178                  5,492
                 Accrued exit costs - foreign                            1,632                  1,847
                 Other accrued expenses and reserves- U.S.               6,110                  2,357
                 Other accrued expenses and reserves-foreign               206                      -

             Deferred tax liabilities:
                 Depreciation                                           (2,992)                (3,056)
                 Trademarks                                             (5,003)                (5,147)
                 Other items                                            (3,843)                (3,405)
                                                               ------------------      ----------------
             Net deferred tax asset                                     17,185                  9,213
             Valuation allowance                                        (3,840)                (2,200)
                                                               ------------------      ----------------
             Deferred tax asset, net of valuation allowance            $13,345                 $7,013
                                                               ==================      ================

             Classified as follows:
                 Current asset                                         $15,040                $10,614
                 Non-current asset                                       4,707                  1,324
                 Non-current liability                                  (6,402)                (4,925)
                                                               ------------------      ----------------
                                                                       $13,345                 $7,013
                                                               ==================      ================

         A valuation  allowance to reduce the  deferred tax assets  reported is required if, based on the weight of the  evidence,  it is more  likely  than not that  some  portion  or all of the  deferred  tax  assets  will not be realized.  For Fiscal 2001 and 2000,  management  determined that respective  valuation  allowances of $3.8 million and $2.2  million,  respectively,  were  necessary to reduce the deferred tax assets  relating to certain state net operating  loss  carryforwards,  foreign net operating loss  carryforwards,  foreign tax credit  carryforwards  and other accruals not expected to result in a future realizable benefit.

         At September 29, 2001,  the Company's  United  Kingdom  subsidiary  had a foreign  operating  loss of $1.4 million which carries  forward  indefinitely.  For domestic  purposes,  the Company has Federal net operating  loss carryforwards  for tax purposes of approximately  $17.8,  million which will expire through 2021. The net operating loss  carryforwards  will be subject to certain tax law  provisions  that limit the  utilization  of net  operating losses  that were  generated  in  pre-acquisition  years and were  acquired  through  changes in  ownership.  These limitations  were considered  during  management's  evaluation of the need for a valuation  allowance.  The Company has AMT credit carryforwards of $298,000, which carry forward indefinitely.

8.  ACQUISITION OF DUCK HEAD APPAREL COMPANY, INC.

       On August 9, 2001,  the Company  completed  the acquisition  of 100% of  the outstanding  stock of Duck Head
Apparel Company, Inc. ("Duck Head").  The total purchase price, including cash paid for common stock acquired, cash paid  for the  fair value of  outstanding stock options,  and cash paid  for  fees and expenses, amounted  to $17.9 million.  Cash  acquired  totaled  $5.5 million.  The  acquisition  of  Duck Head  was made to expand the Company's portfolio of brands.

         The  acquisition  was accounted for using the purchase  method of accounting and the results of operations for Duck Head have  been  included  in the  consolidated  statements  of income  since the  acquisition  date.  The preliminary  fair value of  identifiable  tangible  and  intangible  net assets  acquired was $28.2  million.  This resulted  in an  initial  excess  of the  fair  value  of the net  assets  acquired  over  the  purchase  price  of approximately  $10.3 million.  The Company then reduced the fair value assigned to Duck Head's  long-lived  assets, including  trademarks  and property and equipment  from $9.5 million to zero.  The remaining  $800,000 was recorded as an extraordinary gain in the consolidated statement of income.

         Subsequent  to the  acquisition,  the  Company  began  performing  a  thorough  analysis  of  Duck  Head's operations and developed a plan to exit certain  activities and terminate certain  personnel.  The major activities to date  include,  among other  things,  the  elimination  of  redundant  personnel  and the closure of Duck Head's administrative  offices and distribution  center in Georgia.  Personnel  termination  costs of  approximately  $3.8 million related to the termination of  substantially  all of Duck Head's  employees were accrued in connection with the acquisition.  Through the end of Fiscal 2001,  approximately  $2.0 million of these  termination costs had been paid. The  administrative  offices and distribution  center in Georgia and a building in Costa Rica are included in
"Assets held for sale" in the  consolidated  balance sheet.  The Company has valued these  facilities held for sale at an estimated net realizable  value of $6.6 million based on local market  conditions,  and expects to dispose of these  facilities  during Fiscal 2002. At September 29, 2001,  the Company had  remaining  accrued  liabilities  of approximately  $4.2 million related to exit costs which primarily  consist of estimated lease termination costs for certain of Duck Head's  retail  outlet stores and other exit related  costs.  Additional  exit activity and further analysis is currently  being  performed.  The Company  expects to complete these exit activities in the next twelve months.  Subsequent  changes in the estimated fair value of assets  acquired or additional  exit activities will be reflected as additional extraordinary gain or loss until the analysis is completed.

9.  ACQUISITION OF SAVANE INTERNATIONAL CORP.

         The Company has remaining accrued  liabilities  related to the acquisition of Savane  International  Corp.
of approximately  $5.2 million related to exit costs which primarily  consist of estimated lease  termination costs and related expenses.  The activity in the exit accruals during Fiscal 2001 and 2000 were as follows:

                                                            Year Ended
                                              ---------------------------------------
                                               September 29,         September 30,
                                                    2001                 2000
                                              -----------------    ------------------

Beginning balance                                     $ 5,592              $ 6,030
Reductions/payments                                      (442)                (438)
                                              -----------------    ------------------
Ending balance                                         $5,150               $5,592
                                              =================    ==================

        The exit  reserve  consists of lease  termination costs  related  to  the Company's plan to consolidate its
Savane operations in El Paso, Texas.  Construction for  a  new  divisional headquarters  and cutting facility is in progress, to be followed by construction of a new distribution center.

         A manufacturing  facility in Costa Rica is included in "Assets held for sale" in the consolidated  balance sheet.  The Company has valued this  facility held for sale at an estimated  net  realizable  value of $1.2 million based on local market conditions, and expects to dispose of this facility during Fiscal 2002.

10.  COMMITMENTS AND CONTINGENCIES

         As of September  29, 2001,  the Company had  approximately  $6.4 million of  outstanding  trade letters of credit with various expiration dates through February 2002.

         The Company is involved in  litigation  regarding  with the former  Chief  Executive  Officer of Duck Head regarding the terms of his  employment  agreement  with the Company.  The litigation is in the early stages and the
Company  intends to  vigorously  defend this claim.  The  Company  does not believe  that the outcome of this claim will have a materially  adverse affect on its business,  financial  positions or results of operation.  The Company is not involved in any other legal  proceedings  that the Company  believes could  reasonably be expected to have a material adverse effect on the Company's business, financial position or results of operations.

11.  EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

         The  Company  has a 401(k)  profit  sharing  plan under  which all  domestic  employees  are  eligible  to participate.  Employee  contributions  are  voluntary  and subject to Internal  Revenue  Service  limitations.  The
Company matches,  based on annually  determined  factors,  employee  contributions  provided the employee completes certain levels of service  annually and is employed as of  December 31  of each plan year.  For Fiscal 2001,  2000, and 1999, the Company recorded expenses of  $584,000, $533,000, and $585,000, respectively, related to the plan.

         Certain  non-U.S.   employees   participate  in  defined  contribution  plans  with  varying  vesting  and contribution  provisions.  For Fiscal 2001, 2000 and 1999, the Company recorded expenses of $263,000,  $309,000 and
$304,000, respectively, related to these plans.

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
Net periodic  pension cost for the years ended  September 29, 2001 and  September 30, 2000,  included the following components:

                                                                      September 29,        September 30,
                                                                           2001                 2000
                                                                     -----------------    -----------------

    Service cost-benefits earned during the period                        $    33               $   28
    Interest cost on projected benefit obligation                             576                  571
    Estimated return on plan assets                                          (731)                (763)
    Net amortization and deferral                                             155                  112
                                                                     -----------------    -----------------
       Net periodic pension cost (credit)                                 $    33               $  (52)
                                                                     =================    =================

           The following table sets forth the funded status of the defined benefit plan:

                                                                      September 29,        September 30,
                                                                           2001                2000
                                                                     -----------------    ----------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION:
Accumulated benefit obligation                                                $8,201              $8,027

Projected benefit obligation                                                   8,201               8,027
Plan assets at market value                                                    7,580               8,037
                                                                     -----------------    ----------------
    Funded status                                                              (621)                  10
Unrecognized transition liability being recognized over
    average future service of plan participants                                   74                 141
Unrecognized net loss from past experience different from
    that assumed and effects of changes in assumptions                         2,572               1,907
                                                                     -----------------    ----------------

    Prepaid expense                                                           $2,025              $2,058
                                                                     =================    ================

         The following table provides a reconciliation of beginning and ending balances of the benefit obligation of the defined benefit plan:

                                                                      September 29,        September 30,
                                                                           2001                2000
                                                                     -----------------    ----------------
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation, beginning of year                              $8,027              $7,938
Service cost                                                                     33                  28
Interest cost                                                                   577                 571
Benefits paid                                                                  (732)               (704)
Actuarial (gain) loss                                                           296                 194
                                                                     -----------------    ----------------
Projected benefit obligation, end of year                                    $8,201              $8,027
                                                                     =================    ================

           The following  table provides a  reconciliation  of the beginning and ending  balances of the fair value of plan assets of the defined benefit plan:

                                                                      September 29,        September 30,
                                                                           2001                2000
                                                                     -----------------    ----------------
CHANGE IN PLAN ASSETS:
Plan assets at fair value, beginning of year                                  $8,037             $8,362
Actual return on plan assets                                                     275                379
Benefits paid                                                                   (732)              (704)
                                                                     -----------------    ----------------
Plan assets at fair value, end of year                                        $7,580             $8,037
                                                                     =================    ================

         In  determining  the benefit  obligations  and service  cost of the  Company's  defined  benefit  plan,  a weighted  average  discount  rate and an  expected  long-term  rate of  return  on plan  assets  of 7.5% and  9.5%, respectively, were used for Fiscal 2001 and Fiscal 2000.

12.  STOCK OPTION PLANS

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

         The  Company has elected to follow  Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock
Issued to Employees" ("APB 25") and related  interpretations  in accounting for its employee stock options because, as discussed below, the alternative  fair value accounting  provided for under FASB Statement No. 123,  "Accounting for Stock  Based  Compensation,"  ("Statement  No.  123")  requires  use of option  valuation  models that were not developed for use in valuing  employee  stock  options.  Under APB 25,  because the exercise price of the Company's employee  stock  options  equals the market price of the  underlying  stock on the date of grant,  no  compensation expense is recognized.

         Pro forma  information  regarding  net income and  earnings  per share is required by  Statement  No. 123, which also requires  that the  information  be  determined  as if the Company has accounted for its employee  stock options  granted  subsequent  to December  31, 1994 under the fair value method of that  Statement.  The fair value for  these  options  was  estimated  at the date of grant  using a  Black-Scholes  option  pricing  model  with the following  weighted-average  assumptions for Fiscal 2001, 2000 and 1999,  respectively:  risk-free interest rate of
4.4%,  5.9%, and 6.1%; a dividend  yield of 0%, 0% and 0%;  volatility  factor of the expected  market price of the
Company's  common  stock of .48, .67 and .87; and a  weighted-average  expected  life of the option of eight years, nine years, and seven years.

         The  Black-Scholes  option  valuation  model was developed for use in estimating  the fair value of traded options  that have no vesting  restrictions  and are fully  transferable.  In  addition,  option  valuation  models require the input of highly  subjective  assumptions  including the expected  stock price  volatility.  Because the
Company's employee stock options have  characteristics  significantly  different from those of traded options,  and because  changes  in  the  subjective  input  assumptions  can  materially  affect  the  fair  value  estimate,  in management's  opinion,  the existing models do not necessarily  provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma  disclosures,  the  estimated  fair value of the options is amortized to expense over the options'  vesting  period.  The  Company's  pro forma  information  for Fiscal 2001,  2000 and 1999 is (in thousands except for net income per share information):

                                                                               Year Ended
                                                        ---------------- -- ----------------- -- ----------------
                                                         September 29,       September 30,         October 2,
                                                             2001                 2000                1999
                                                        ----------------    -----------------    ----------------

              Pro forma net income                           $9,584               $13,440              $6,352
              Pro forma net income per share-basic            $1.25                 $1.76               $0.83
              Pro forma net income per share-diluted          $1.23                 $1.74               $0.81

         A summary of the Company's stock option activity, and related information follows:

                                                2001                          2000                          1999
                                      --------------------------    --------------------------    -------------------------
                                                      Weighted                      Weighted                     Weighted
                                                      Average                       Average                      Average
                                                      Exercise                      Exercise                     Exercise
                                                      Price Per                     Price Per                    Price Per
                                      Options           Share        Options          Share        Options         Share
                                      ------------    -----------    -----------    -----------    ----------    -----------

Outstanding - beginning of
   year                                 1,421,881         $16.58        808,633         $16.24       485,700         $13.53
Granted                                   233,680          17.56        765,655          17.32       382,600          19.55
Exercised                                 (59,605)         15.85        (18,692)         12.16       (19,035)         11.78
Canceled/expired                         (123,960)         18.18       (133,715)         19.31       (40,632)         15.88
                                      ------------    -----------    -----------    -----------    ----------    -----------
Outstanding-end of year                 1,471,996         $16.64      1,421,881         $16.58       808,633         $16.24
                                      ============    ===========    ===========    ===========    ==========    ===========
Weighted-average fair value of
   options granted during the year                        $14.66                        $12.04                       $12.64

         The exercise price range of outstanding and exercisable options as of September 29, 2001 follows:

  Outstanding         Exercisable          Exercise Price
    Options             Options            Range Per Share
-----------------    --------------    ------------------------

         375,375           365,161         $10.25 - $13.20
         536,058           382,408         $13.81 - $17.31
         402,563           117,646         $18.17 - $19.69
         158,000           116,838         $19.75 - $27.75
-----------------    --------------
       1,471,996           982,053
=================    ==============

         The  weighted-average  remaining  contractual life of the outstanding  options is eight years. The initial term for options is  generally  ten years.  The vesting  period is three  years for  1,136,896  options and 335,100 options were immediately vested.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations:

                                                                                           Net Income
                                          Net            Gross            Net                  Per
                                         Sales          Profit            Income         Share - Diluted
                                       -----------    ------------    -------------    --------------------

Year Ended September 29,  2001
     First Quarter                      $  98,552         $28,808          $ 2,710            $0.35
     Second Quarter                       123,523          35,810            4,939             0.64
     Third Quarter                        107,328          28,537            1,420             0.18
     Fourth Quarter                       107,033          31,401            2,161             0.27

Year Ended September 30, 2000
    First Quarter                       $ 101,675         $29,602          $ 2,348            $0.30
    Second Quarter                        124,201          37,133            5,227             0.68
    Third Quarter                         123,044          36,085            5,740             0.74
    Fourth Quarter                        124,065          34,702            4,188             0.54

14.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has one reportable  segment,  the design,  sourcing and marketing of sportswear  apparel.  The information for this segment is the information  used by the Company's chief operating  decision-maker  to evaluate operating  performance.  International  sales  represented  approximately  9.1%,  7.8%,  and 8.3% of net  sales for
Fiscal 2001,  2000 and 1999,  respectively.  No foreign  country or geographic  area accounted for more than 10% of
net  sales  in  any  of  the  periods  presented.   Long-term  assets  of  international   operations   represented
approximately 2.3%, 2.6% and 1.9% of the Company's  long-term assets at September 29, 2001,  September 30, 2000 and
October 2, 1999, respectively.

         In Fiscal 2001, two customers  accounted for  approximately  19% and 17% of sales in the United States. In
Fiscal 2000,  two  customers  accounted  for  approximately  15% and 13% of sales in the United  States.  In Fiscal
1999, two customers accounted for approximately 14% and 12% of sales in the United States.

15.  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL INFORMATION

         The Notes (see Note 5) are jointly and severally  guaranteed by the Company's domestic  subsidiaries.  The wholly-owned  foreign  subsidiaries  are not  guarantors  with  respect  to the  Notes  and do not have any  credit arrangements senior to the Notes except for their local overdraft facility and capital lease obligations.

         The  following is the  supplemental  combined  condensed  statement of  operations  and cash flows for the three years ended September 29, 2001, and the supplemental  combined  condensed  balance sheets as of September 29,
2001 and September 30, 2000. The only intercompany  eliminations are the normal intercompany  sales,  borrowing and investments in wholly-owned  subsidiaries.  Separate complete  financial  statements of the guarantor  subsidiaries are not presented because management believes that they are not material to investors.

                                                                     Year Ended September 29, 2001
                                              ----------------------------------------------------------------------------
                                                                               Non-
Statements of Operations                       Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              ---------    -------------    ------------     -------------    --------------

Net sales                                     $188,956         $208,359         $41,837           $(2,716)         $436,436
Gross profit                                    44,977           65,418          14,161                --           124,556
Operating income                                12,740           19,243           1,290                --            33,273
Interest, income taxes and other, net            6,185           14,510             404               944            22,043
Net income                                       6,555            4,733             886              (944)           11,230

                                                                     Year Ended September 30, 2000
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

                                                                       Year Ended October 2, 1999
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statements of Operations                       Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $167,443         $218,532         $40,807          ($6,091)         $420,691
Gross profit                                    40,491           65,126          12,305               --           117,922
Operating income                                10,081           22,333             998               --            33,412
Interest, income taxes and other, net            6,464           19,483         (1,280)              494            25,161
Net income                                       3,617            2,850           2,278             (494)            8,251

                                                                              September 29, 2001
                                                -------------------------------------------------------------------------------
                                                                                  Non-
Balance Sheets                                   Parent        Guarantor        Guarantor
                                                  Only        Subsidiaries     Subsidiaries   Eliminations      Consolidated
                                                ----------    ------------    -------------   -------------    ----------------
ASSETS
Cash                                              $  190           $  249          $ 1,275         $    --             $ 1,714
Accounts receivable                               33,955           45,958            6,995              --              86,908
Inventories                                       27,358           36,896            8,829              --              73,083
Other current assets                              18,047           13,995            1,673              --              33,715
                                                ----------    ------------    -------------   -------------    ----------------
       Total current assets                       79,550           97,098           18,772              --             195,420

Property and equipment, net                       30,695           11,115            5,631              --              47,441
Other assets                                     152,586           55,686            1,908       (143,811)              66,369
                                                ----------    ------------    -------------   -------------    ----------------
       Total asset                              $262,831         $163,899          $26,311      $(143,811)            $309,230
                                                ==========    ============    =============   =============    ================

LIABILITIES  AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities         $27,832          $28,578           $5,563         $    --             $61,973
Current portion of long-term debt and capital
    lease obligations                              1,051            1,223              268              --               2,542
                                                ----------    ------------    -------------   -------------    ----------------
       Total current liabilities                  28,883           29,801            5,831              --              64,515
Long-term debt and noncurrent portion of
    capital lease obligations                    145,964            2,702              106              --             148,772
Other noncurrent liabilities                         722            8,986              (32)             --               9,676
Shareholders' equity                              87,262          122,410           20,406       (143,811)              86,267
                                                ----------    ------------    -------------   -------------    ----------------
       Total liabilities and shareholders'      $262,831         $163,899          $26,311      $(143,811)            $309,230
    equity                                      ==========    ============    =============   =============    ================

                                                                              September 30, 2000
                                                -------------------------------------------------------------------------------
                                                                                  Non-
Balance Sheets                                   Parent        Guarantor        Guarantor
                                                  Only        Subsidiaries     Subsidiaries   Eliminations      Consolidated
                                                ----------    ------------    -------------   -------------    ----------------
ASSETS
Cash                                              $  171           $   22          $ 1,574         $    --             $ 1,767
Accounts receivable                               35,196           51,248            6,848              --              93,292
Inventories                                       26,604           32,571            7,579              --              66,754
Other current assets                               2,202           14,572              377              --              17,151
                                                ----------    ------------    -------------   -------------    ----------------
       Total current assets                       64,173           98,413           16,378              --             178,964

Property and equipment, net                       30,503           10,011            6,374              --              46,888
Other assets                                     136,704           69,916            4,229       (142,173)              68,676
                                                ----------                                                     ----------------
                                                              ------------    -------------   -------------
       Total asset                              $231,380         $178,340          $26,981      $(142,173)            $294,528
                                                ==========    ============    =============   =============    ================

LIABILITIES  AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities         $26,980          $34,570           $3,796         $    --             $65,346
Current portion of long-term debt and capital
    lease obligations                                904            1,087               --              --               1,991
                                                ----------    ------------    -------------   -------------    ----------------
       Total current liabilities                  27,884           35,657            3,796              --              67,337
Long-term debt and noncurrent portion of
    capital lease obligations                    139,741            3,809               --              --             143,550
Other noncurrent liabilities                         257            7,455               95              --               7,807
Shareholders' equity                              63,498          131,419           23,090       (142,173)              75,834
                                                ----------    ------------    -------------   -------------    ----------------
       Total liabilities and shareholders'      $231,380         $178,340          $26,981      $(142,173)            $294,528
    equity
                                                ==========    ============    =============   =============    ================

                                                                        Year Ended September 29, 2001
                                                ------------------------------------------------------------------------------
                                                                                  Non-
Statements of Cash Flows                         Parent        Guarantor       Guarantor
                                                  Only        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                ----------    -------------   -------------    --------------   --------------

Net cash provided by operating activities        $ 14,624         $ 4,131           $ 715                $--         $19,470
Net cash used in investing activities             (16,192)         (2,933)           (457)                --         (19,582)
Net cash provided (used) by financing activities    1,587            (149)           (557)                --             881
Other                                                  --            (822)             --                 --            (822)
Net increase (decrease) in cash                        19             227            (299)                --             (53)
Cash, beginning of year                               171              22           1,574                 --           1,767
Cash, end of year                                     190             249           1,275                 --           1,714

                                                                        Year Ended September 30, 2000
                                                ------------------------------------------------------------------------------
                                                                                  Non-
Statements of Cash Flows                         Parent        Guarantor       Guarantor
                                                  Only        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                ----------    -------------   -------------    --------------   --------------

Net cash provided by operating activities       $ 34,026         $ 2,175         $ 2,024                $--         $38,225
Net cash used in investing activities            (10,176)           (554)           (483)                --         (11,213)
Net cash used in financing activities            (23,769)           (180)         (1,456)                --         (25,405)
Other                                                 --          (1,447)             --                 --          (1,447)
Net increase (decrease) in cash                       81              (6)             85                 --             160
Cash, beginning of year                               90              28           1,489                 --           1,607
Cash, end of year                                    171              22           1,574                 --           1,767

                                                                         Year Ended October 2, 1999
                                                ------------------------------------------------------------------------------
                                                                                    Non-
Statements of Cash Flows                          Parent         Guarantor        Guarantor
                                                   Only         Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                                ------------    ------------     ------------    -------------     -------------

Net cash provided (used) by operating activities $ 13,115          $8,692             $(40)       $ (3,607)           $ 18,160
Net cash used in investing activities             (12,108)         (3,415)            (554)          1,277             (14,800)
Net cash provided (used) by financing activities   (1,037)         (6,223)             737           2,330              (4,193)
Other                                                --               343               --              --                 343
Net increase (decrease) in cash                       (30)           (603)             143              --                (490)
Cash, beginning of year                               120             631            1,346              --               2,097
Cash, end of year                                      90              28            1,489              --               1,607

                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                                    SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (In Thousands)

Reserve for returns and allowances:

                                                    Additions
                                           ----------------------------
                           Balance at      Charged to      Charged to                           Balance
                           Beginning        Costs and         Other                             at End
                           of Period        Expenses        Accounts          Deductions       of Period
                          -------------    ------------    ------------      -------------    ------------

Year Ended:

October 2, 1999                   $639          $1,286            $---               $---          $1,925
                                  ====          ======            ====               ====          ======

September 30, 2000              $1,925             $73            $---               $---          $1,998
                                ======             ===            ====               ====          ======

September 29, 2001              $1,998          $1,596            $540  (1)           $13          $4,121
                                ======          ======            ====                ===          ======

Reserve for excess and slow-moving inventory:

                                                    Additions
                                           ----------------------------
                           Balance at      Charged to      Charged to                           Balance
                           Beginning        Costs and         Other                             at End
                           of Period        Expenses        Accounts          Deductions       of Period
                          -------------    ------------    ------------      -------------    ------------

Year Ended:

October 2, 1999                 $8,144            $623            $---             $3,958          $4,809
                                ======            ====            ====             ======          ======

September 30, 2000              $4,809          $1,759            $---            $2,101           $4,467
                                ======          ======            ====            =======          ======

September 29, 2001              $4,467          $1,250          $2,904  (1)       $1,621           $7,000
                                ======          ======          ======            =======          ======

Deferred tax asset valuation allowance:

                                                    Additions
                                           ----------------------------
                           Balance at      Charged to      Charged to                           Balance
                           Beginning        Costs and         Other                             at End
                           of Period        Expenses        Accounts          Deductions       of Period
                          -------------    ------------    ------------      -------------    ------------

Year Ended:

October 2, 1999                 $2,591            $---            $---               $---          $2,591
                                ======            ====            ====               ====          ======

September 30, 2000              $2,591            $---            $---               $391          $2,200
                                ======            ====            ====               ====          ======

September 29, 2001              $2,200            $---          $1,763  (1)          $123          $3,840
                                ======            ====          ======               ====          ======

(1)   Represents  balance  acquired  as a result of the  acquisition  of Duck Head  Apparel  Company,  Inc. in
      August 2001.

                                                    SIGNATURES
         Pursuant  to the  requirements  of  Section  13 or  15(d) of the  Securities  Exchange  Act of  1934,  the
Registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto duly  authorized, in the City of Tampa, and State of Florida, on this 20th day of December, 2001.

                                                     TROPICAL SPORTSWEAR INT'L CORPORATION
                                                     By:           /s/ William W. Compton
                                                     -------------------------------------------------------
                                                                  William W. Compton
                                                     Chairman of the Board and Chief Executive Officer

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934,  this report has been signed below by the  following  persons on behalf of the  registrant  and in the  capacities  and on the dates  indicated.  Each person whose  signature  appears below  constitutes  and appoints  William W. Compton and Michael Kagan and each of them  individually,  his true  and  lawful  attorney-in-fact  and  agent,  with  full  power  of  substitution  and revocation,  for him and in his name,  place and stead, in any and all  capacities,  to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection  therewith,  with the Securities and Exchange  Commission,  granting unto said  attorneys-in-fact  and agents,  and each of them full power  and  authority  to do and  perform  each  and  every  act and this  requisite  and  necessary  to be done in connection  therewith,  as fully to all intents and  purposes as he might or could do in person,  hereby  ratifying and confirming all that said  attorneys-in-fact  and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

              Signature                               Title                                   Date
              ---------                               -----                                   ----

         /s/  William W. Compton                Chairman of the Board                 December 20, 2001
------------------------------------
         William W. Compton                     Chief Executive Officer
                                                (Principal Executive Officer)

         /s/  Michael Kagan                     Vice Chairman of the Board,           December 20, 2001
------------------------------------
         Michael Kagan                          Executive Vice President,
                                                Chief Financial Officer and Secretary
                                                (Principal Financial Officer)

         /s/  Christopher B. Munday             President and Director                December 20, 2001
------------------------------------
         Christopher B. Munday

         /s/  N. Larry McPherson                Executive Vice President,             December 20, 2001
------------------------------------
         N. Larry McPherson                     Finance and Treasurer (Principal
                                                Accounting Officer)

         /s/ Eloy S. Vallina-Laguera            Director                              December 20, 2001
------------------------------------
         Eloy S. Vallina-Laguera

         /s/  Leslie J. Gillock                 Director                              December 20, 2001
------------------------------------
         Leslie J. Gillock

         /s/  Martin W. Pitts                   Director                              December 20, 2001
------------------------------------
         Martin W. Pitts

         /s/  Charles J. Smith                  Director                              December 20, 2001
------------------------------------
         Charles J. Smith

         /s/  Eloy Vallina Garza                Director                              December 20, 2001
------------------------------------
         Eloy Vallina Garza

Index to Exhibits

Exhibit
Number                                                                              Description
------                                                                              -----------

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
     *4.5         Supplemental  Indenture  No. 1 dated as of  August  23,  2000  among  Tropical  Sportswear  Int'l
                  Corporation,  each of the New Subsidiary  Guarantors named therein,  and SunTrust Bank,  Atlanta, as trustee  (filed as Exhibit 4.5 of Tropical  Sportswear  Int'l  Corporation's  Annual Report on
                  Form 10-K filed December 19, 2000).
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
    *10.3         Factoring  Agreement  dated as of June 9, 1998 between  NationsBanc  Commercial  Corporation  and
                  Farah  Incorporated   (filed  as  Exhibit  10.3  to  Tropical   Sportswear  Int'l   Corporation's
                  Registration Statement on Form S-4 filed August 20, 1998).

Index to Exhibits (continued)

  Exhibit
  Number                                                                            Description
  ------                                                                            -----------

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
                  Sportswear Int'l Corporation  (filed as Exhibit 10.6 to Tropical  Sportswear Int'l  Corporation's
                  Annual Report on Form 10-K filed December 27, 1997).
   *10.13         Employment  Agreement  dated June 9, 1998  between  Michael R.  Mitchell  and Farah  Incorporated
                  (filed as Exhibit  10.14 to Tropical  Sportswear  Int'l  Corporation's  Form S-4 filed August 20,
                  1998).
   *10.14         Employment  Agreement  dated July 1, 1999 between  Gregory L.  Williams  and Tropical  Sportswear
                  Int'l  Corporation  (filed as Exhibit 10.14 of Tropical  Sportswear  Int'l  Corporation's  Annual
                  Report on Form 10-K filed December 19, 2000).
    10.15         Employment   Agreement  dated  October  1,  2001  between  Christopher  B.  Munday  and  Tropical
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

Index to Exhibits (continued)

  Exhibit
  Number                                                                            Description
  ------                                                                            -----------

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
   *10.30         Second  Amendment  dated  November 12, 1999 to Loan  Agreement with  NationsBank  N.A.  (filed as
                  Exhibit 10.30 to Tropical Sportswear Int'l Corporation's Form 10-K filed December 30, 1999).
   *10.31         Third Amendment dated August 24, 1998 to Retail-Domestic Collection Factoring  Agreement  between
                  Heller  Financial,  Inc.  and  Tropical Sportswear Int'l Corporation  (filed  as Exhibit 10.31 to
                  Tropical Sportswear Int'l Corporation's Form 10-K filed December 30, 1999).
   *10.32         Third Amendment dated January 18, 2000 to Loan Agreement with  NationsBank N.A. (filed as Exhibit
                  10.1 to Tropical Sportswear Int'l Corporation's Form 10-Q filed May 10, 2000).
   *10.33         Eighth  Amendment  dated  January 19, 2000  to  Loan  and  Security  Agreement with Fleet Capital
                  Corporation (filed as Exhibit 10.2 to Tropical Sportswear Int'l Corporation's Form 10-Q filed May
                  10, 2000).
   *10.34         Tropical Sportswear Int'l Corporation 2000  Long-Term  Incentive  Plan  (filed as Exhibit 99.1 to
                  Tropical Sportswear Int'l Corporation's Registration Statement on Form S-8, dated July 28, 2000).
   *10.35         Joinder  Agreement  dated  August 23, 2000 and  Supplement  to Loan and Security  Agreement  with
                  Fleet Capital  Corporation  (filed as Exhibit 10.35 of Tropical  Sportswear  Int'l  Corporation's
                  Annual Report on Form 10-K filed December 19, 2000).
    10.36         Joinder  Agreement dated August 9, 2001 and Supplement to Loan and Security  Agreement with Fleet
                  Capital Corporation (filed herewith).
    10.37         Consent Agreement dated June 25, 2001 with Fleet Capital Corporation, as Agent (filed herewith).
     21.1         Subsidiaries of the Registrant (filed herewith).
     23.1         Consent of Ernst & Young LLP (filed herewith).
     24.1         Power of Attorney (included in Part IV of the Form 10-K).

*  Indicates document incorporated herein by reference.