Form 10-Q
period 2001-12-29
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2002-02-08
CIK 1044324

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended          December 29, 2001

                                                        or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________________  to   __________________________

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

As of February 4, 2002 there were 7,726,845 shares of the registrant's Common Stock outstanding.

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

                                            TROPICAL SPORTSWEAR INT'L CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)
                                           (In thousands, except per share amounts)

                                               Thirteen           Thirteen
                                             Weeks Ended        Weeks Ended
                                             December 29,       December 30,
                                                 2001               2000
                                           -----------------  -----------------

Net sales                                      $ 110,011           $ 98,552
Cost of goods sold                                78,378             69,744
                                           -----------------  -----------------
Gross profit                                      31,633             28,808
Selling, general and administrative
   expenses                                       24,098             19,516
Other charges                                         --                848
                                           -----------------  -----------------
Operating income                                   7,535              8,444
Other (income) expense:
   Interest expense, net                           3,552              3,825
   Other, net                                       (724)               108
                                           -----------------  -----------------
                                                   2,828              3,933

Income before income taxes                         4,707              4,511
Provision for income taxes                         1,749              1,801
                                           -----------------  -----------------
Net income                                         2,958              2,710
Foreign currency translations and other              262               (284)
                                           -----------------  -----------------
Comprehensive income                             $ 3,220            $ 2,426
                                           =================  =================

Net income per common share:
    Basic                                          $0.38              $0.35
                                           =================  =================
    Diluted                                        $0.38              $0.35
                                           =================  =================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)

                                                                              December 29,        September 29,
                                                                                  2001                2001
                                                                            -----------------   ------------------
                    ASSETS                                                    (unaudited)           (audited)

          Current Assets:
             Cash                                                               $   2,403            $   1,714
             Accounts receivable, net                                              86,465               86,908
             Inventories, net                                                      76,855               73,083
             Deferred income taxes                                                 15,073               15,040
             Prepaid expenses and other current assets                             15,851               18,675
                                                                            -----------------   ------------------
                         Total current assets                                     196,647              195,420

          Property and equipment, net                                              47,070               47,441
          Intangible assets, including trademarks and goodwill, net                49,455               49,455
          Other assets                                                             17,173               16,914
                                                                            -----------------   ------------------
                         Total assets                                           $ 310,345            $ 309,230
                                                                            =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                              $  56,543            $  61,973
             Current portion of long-term debt and capital leases                   2,241                2,542
                                                                            -----------------   ------------------
                         Total current liabilities                                 58,784               64,515

          Long-term debt and capital leases                                       152,564              148,772
          Deferred income taxes                                                     6,402                6,402
          Other non-current liabilities                                             3,012                3,274
                                                                            -----------------   ------------------
                   Total liabilities                                              220,762              222,963

          Shareholders' Equity:
             Preferred stock                                                            -                    -
             Common stock                                                              77                   77
             Additional paid in capital                                            18,947               18,851
             Accumulated other comprehensive loss                                  (2,913)              (3,175)
             Retained earnings                                                     73,472               70,514
                                                                            -----------------   ------------------
                         Total shareholders' equity                                89,583               86,267
                                                                            -----------------   ------------------

                         Total liabilities and shareholders' equity             $ 310,345            $ 309,230
                                                                            =================   ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (In thousands)

                                                                         Thirteen              Thirteen
                                                                        Weeks Ended           Weeks Ended
                                                                       December 29,          December 30,
                                                                           2001                  2000
                                                                     ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                    $ 2,958                $2,710
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
    Depreciation and amortization                                               2,061                 2,352
    Deferred income taxes and other                                              (184)                 (236)
Changes in operating assets and liabilities:
    Accounts receivable                                                           433                22,486
    Inventories                                                                (3,772)               (9,991)
      Prepaid expenses and other current assets                                 2,648                 1,263
      Accounts payable and accrued expenses                                    (5,274)              (13,715)
                                                                        ----------------     -----------------
    Net cash provided by (used in) operating activities                        (1,130)                4,869
                                                                        ----------------     -----------------

INVESTING ACTIVITIES
Capital expenditures                                                           (1,671)               (3,854)
Other, net                                                                          3                    18
                                                                        ----------------     -----------------
    Net cash used in investing activities                                      (1,668)               (3,836)
                                                                        ----------------     -----------------

Financing activities:
Net change in long-term debt and capital leases                                 3,511                   669
Proceeds from exercise of stock options                                            96                     -
                                                                        ----------------     -----------------
      Net cash provided by financing activities                                 3,607                   669
                                                                        ----------------     -----------------

Change in currency translation                                                   (120)                  (92)

Net increase in cash                                                              689                 1,610
Cash at beginning of period                                                     1,714                 1,767
                                                                        ----------------     -----------------
Cash at end of period                                                         $ 2,403               $ 3,377
                                                                        ================     =================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                     December 29, 2001 and September 29, 2001
                                (In thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

The accompanying  unaudited  condensed  consolidated  financial  statements of Tropical Sportswear Int'l Corporation
(the  "Company")  include  the  accounts  of Tropical  Sportswear  Int'l  Corporation  and its  subsidiaries.  These financial  statements have been prepared in accordance with the  instructions for Form 10-Q and,  therefore,  do not include  all  information  and  footnotes  required by  generally  accepted  accounting  principles.  The  unaudited condensed  consolidated  financial  statements should be read in conjunction with the audited  financial  statements and related  notes  included in the  Company's  Annual  Report on Form 10-K for the year ended  September  29, 2001.
Certain  amounts in the prior year have been  reclassified  to conform  with the current year  presentation.  In the opinion of management,  the unaudited condensed  consolidated financial statements contain all necessary adjustments
(which  include only normal,  recurring  adjustments)  for a fair  presentation  of the interim  periods  presented.
Operating  results for the thirteen  weeks ended  December 29, 2001 are not  necessarily  indicative of results that may be expected for the entire fiscal year ending September 28, 2002.

2.   INVENTORIES

Inventories consist of the following:

                                                            December 29,         September 29,
                                                                2001                 2001
                                                          ----------------    ------------------
        Raw materials                                             $8,251               $6,898
        Work in process                                            8,271               14,327
        Finished goods                                            65,824               58,858
        Reserve for excess and slow moving inventory              (5,491)              (7,000)
                                                          ----------------    ------------------
                                                                 $76,855              $73,083
                                                          ================    ==================

3.   DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                            December 29,          September 29,
                                                                2001                  2001
                                                          -----------------    ------------------
        Revolving credit line                                      $36,428             $32,131
        Real estate loan                                            13,772              13,968
        Senior Subordinated Notes                                  100,000             100,000
        Other                                                        4,605               5,215
                                                          ------------------    ------------------
                                                                   154,805             151,314
        Less current maturities                                      2,241               2,542
                                                          ------------------    ------------------
                                                                  $152,564            $148,772
                                                          ==================    ==================

The Company's  revolving  credit line (the  "Facility")  provides for  borrowings of up to $110 million,  subject to certain  borrowing base  limitations.  Borrowings  under the Facility bear variable rates of interest based on LIBOR plus an  applicable  margin  (4.1% at December  29,  2001) and are  secured by  substantially  all of the  Company's domestic  assets.  The Facility  matures in June 2003.  As of December 29, 2001,  an  additional  $70.4  million was available for borrowings under the Facility.

4.   EARNINGS PER SHARE

Basic and diluted net income per share are computed as follows:

                                                 Thirteen           Thirteen
                                               Weeks ended        Weeks ended
                                               December 29,       December 30,
                                                   2001               2000
                                              ---------------    ---------------
     Numerator for basic and diluted net
     income per share:
           Net income                                 $2,958             $2,710
     Denominator for basic net income
     per share:
          Weighted average shares of common
             stock outstanding                     7,699,491          7,637,736

     Effect of dilutive stock options using
     the treasury stock method                       116,537             61,173
                                               --------------    ---------------
     Denominator for diluted net income per
     share                                         7,816,028          7,698,909
                                               ==============    ===============
     Net income per common share:
          Basic                                        $0.38              $0.35
                                               ==============    ===============
          Diluted                                      $0.38              $0.35
                                               ==============    ===============

5.   RECENT ACQUISITIONS AND RELATED EXIT RESERVES

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

The  acquisition  was accounted for using the purchase  method of accounting and the results of operations for Duck
Head have been  included in the  consolidated  statements of income since the  acquisition  date.  The  preliminary fair value of  identifiable  tangible and  intangible net assets  acquired was $28.2  million.  This resulted in an initial  excess of the fair  value of the net  assets  acquired  over the  purchase  price of  approximately  $10.3 million.  The Company then reduced the fair value assigned to Duck Head's long-lived assets,  including  trademarks and property and  equipment  from $9.5 million to zero.  The  remaining  $800,000 was recorded as an  extraordinary gain in the consolidated statement of income for the fiscal year ended September 29, 2001.

Subsequent to the  acquisition,  the Company began  performing a thorough  analysis of Duck Head's  operations  and developed a plan to exit certain  activities and terminate  certain  personnel.  The major activities  accomplished to date  include,  among  other  things,  the  elimination  of  redundant  personnel,  the  closure of Duck  Head's administrative  offices and  distribution  center in Georgia and the closure of Duck Head's garment  assembly plant in  Costa  Rica.  Personnel  termination  costs  of  approximately  $3.8  million  related  to the  termination  of approximately  350 of the 500 Duck Head acquired  employees,  were accrued in connection with the  acquisition.  As of December  29, 2001,  approximately  $2.1 million of these  termination  costs had been paid.  As of December 29,
2001, the Company had remaining  accrued  liabilities  of  approximately  $4.0 million  related to exit costs which primarily  consist of estimated lease  termination  costs for certain of Duck Head's retail outlet stores and other exit  related  activities.  Additional  exit  activity  and further  analysis is  currently  being  performed.  The
Company  expects to complete these exit activities by the end of fiscal 2002.  Subsequent  changes in the estimated fair value of assets acquired or additional exit activities will be reflected as additional  extraordinary  gain or loss until the analysis is completed.

The Company  has  remaining  accrued  liabilities  related to the  acquisition  of Savane  International  Corp.  of approximately  $5.2 million related to exit costs which primarily  consist of estimated lease termination costs and related expenses.

6.   NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial  Accounting  Standards Board issued Statement of Financial Accounting Standard No. 142,
"Goodwill and Other  Intangible  Assets"  ("Statement  No. 142").  Statement No. 142 includes  requirements to test goodwill and  indefinite  lived  intangible  assets for impairment  rather than amortize  them.  Goodwill and other indefinite  lived  intangible  assets will be tested for impairment,  and any impairment  charge resulting from the initial  application  of Statement  No. 142 would be classified  as a cumulative  change in  accounting  principle.
Statement No. 142 is effective for companies  with fiscal years  beginning  after December 15, 2001. The provisions of Statement No. 142 require the completion of a transitional  impairment test within six months of adoption,  with any  impairment  identified  treated  as a  cumulative  effect of a change in  accounting  principle.  The  Company intends to complete this transitional impairment test during the second quarter of Fiscal 2002.

In accordance with Statement No. 142, the Company  discontinued  the  amortization of goodwill and other indefinite lived  intangible  assets  effective  September 30, 2001. A  reconciliation  of previously  reported net income and earnings per share for the thirteen  weeks ended  December 30, 2000,  to the amounts  adjusted for the exclusion of amortization net of the related income tax effect follows:

                                                 Thirteen           Thirteen
                                               Weeks ended        Weeks ended
                                               December 29,       December 30,
                                                   2001               2000
                                              ---------------    ---------------

     Reported net income                            $2,958             $2,710
     Add: Amortization, net of tax                      --                298
                                               --------------    ---------------
     Adjusted net income                            $2,958             $3,008
                                               ==============    ===============

     Basic earnings per share:
         Reported net income                         $0.38              $0.35
         Amortization, net of tax                       --               0.04
                                               --------------    ---------------
         Adjusted net income per share-basic         $0.38              $0.39
                                               ==============    ===============
     Diluted earnings per share:
         Reported net income                         $0.38              $0.35
         Amortization, net of tax                       --               0.04
                                               --------------    ---------------
         Adjusted net income per                     $0.38              $0.39
         share-diluted                         ==============    ===============

In October 2001, the Financial  Accounting  Standards Board issued Statement of Financial  Accounting  Standard No.
144,  "Accounting for the Impairment or Disposal of Long-Lived  Assets"  ("Statement  No. 144").  Statement No. 144
supersedes  Statement of Financial  Accounting  Standard No. 121,  "Accounting  for the  Impairment  of  Long-Lived
Assets and for Long-Lived  Assets to be Disposed Of", and provides a single  accounting model for long-lived assets to be disposed  of. The Company  does not expect the  adoption of  Statement  No. 144 to have a material  impact on its consolidated financial statements.

7.   SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Company's  Senior  Subordinated  Notes,  due 2008 (the "Notes") are jointly and severally  guaranteed fully and unconditionally  by the  Company's  domestic  subsidiaries  which  are 100%  owned  by  Tropical  Sportswear  Int'l
Corporation  (the "Parent").  The Company's  wholly-owned  foreign  subsidiaries are not guarantors with respect to the Notes and do not have any credit arrangements  senior to the Notes except for their local overdraft  facilities and capital lease obligations.

The  following is the  supplemental  combining  condensed  statement  of  operations  for the thirteen  weeks ended
December 29, 2001 and December 30, 2000,  the  supplemental  combining  condensed  balance sheet as of December 29,
2001 and September 29, 2001,  and the  supplemental  combining  condensed  statement of cash flows for the thirteen weeks  ended  December  29,  2001,  and  December  30,  2000.  The only  intercompany  eliminations  are the normal
intercompany  sales,  borrowings  and  investments  in  wholly-owned  subsidiaries.   Separate  complete  financial
statements of the guarantor  subsidiaries are not presented because management  believes that they are not material to investors.

                                                                 Thirteen Weeks Ended December 29, 2001
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 45,598         $51,778         $ 12,811        $  (176)          $ 110,011
Gross profit                                    12,311          15,177            4,145              -              31,633
Operating income                                 5,064           1,638              833              -               7,535
Interest, income taxes and other, net            2,233           1,554              225            565               4,577
Net income                                       2,831              84              608           (565)              2,958

                                                                 Thirteen Weeks Ended December 30, 2000
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 35,844        $ 53,441         $11,392           $(1,125)          $98,552
Gross profit                                     7,321          17,778           3,709                 -            28,808
Operating income                                 1,069           6,802             573                 -             8,444
Interest, income taxes and other, net              863           4,262             137               472             5,734
Net income                                         206           2,540             436              (472)            2,710

                                                                         As of December 29, 2001
                                              ------------------------------------------------------------------------------
Balance Sheet                                   Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                          $     280          $   439          $1,684          $    -           $  2,403
Accounts receivable, net                         35,952           40,534           9,979               -             86,465
Inventories                                      30,706           36,562           9,587               -             76,855
Other current assets                             14,856           14,432           1,636               -             30,924
                                              -----------   -------------    -------------   -------------    --------------
         Total current assets                    81,794           91,967          22,886               -            196,647

Property and equipment, net                      30,492           11,016           5,562               -             47,070
Investment in subsidiaries and other assets     149,725           61,905            (622)       (144,380)            66,628
                                              -----------   -------------    -------------   -------------    --------------
         Total assets                          $262,011         $164,888         $27,826       $(144,380)          $310,345
                                              ===========   =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 20,237          $29,436         $ 6,870        $      -           $ 56,543
Current portion of long-term debt and
    capital leases                                1,024            1,187              30               -              2,241
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 21,261           30,623           6,900               -             58,784
Long-term debt and noncurrent portion of
    capital leases                              150,012            2,450             102               -            152,564
Other noncurrent liabilities                        479            8,968             (33)              -              9,414
Stockholders' equity                             90,259          122,847          20,857        (144,380)            89,583
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
         equity                                $262,011         $164,888         $27,826       $(144,380)          $310,345
                                              ===========   =============    =============   =============    ==============

                                                                        As of September 29, 2001
                                              ------------------------------------------------------------------------------
Balance Sheet                                  Parent        Guarantor       Non-Guarantor
                                                Only        Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                             $  190           $  249          $ 1,275        $     -            $ 1,714
Accounts receivable, net                         33,955           45,958            6,995              -             86,908
Inventories                                      27,358           36,896            8,829              -             73,083
Other current assets                             18,047           13,995            1,673              -             33,715
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      79,550           97,098           18,772              -            195,420

Property and equipment, net                      30,695           11,115            5,631              -             47,441
Investment in subsidiaries and other assets     152,586           55,686            1,908       (143,811)            66,369
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                            $262,831         $163,899          $26,311      $(143,811)          $309,230
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities        $27,832          $28,578          $ 5,563        $     -           $ 61,973
Current portion of long-term debt and
   capital leases                                 1,051            1,223              268              -              2,542
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 28,883           29,801            5,831              -             64,515
Long-term debt and noncurrent portion of
   capital leases                               145,964            2,702              106              -            148,772
Other noncurrent liabilities                        722            8,986             (32)              -              9,676
Stockholders' equity                             87.262          122,410           20,406       (143,811)            86,267
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
        equity                                 $262,831         $163,899          $26,311      $(143,811)          $309,230
                                              ===========   =============    =============   =============    ==============

                                                                 Thirteen Weeks Ended December 29, 2001
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by (used in) operating
   activities                                  $ (3,206)        $ 1,409            $ 667          $    -          $ (1,130)
Net cash used in investing activities              (821)           (812)             (35)              -            (1,668)
Net cash provided by (used in) financing
   activities                                     4,117            (287)            (223)              -             3,607
Other                                                 -            (120)               -               -              (120)
Net increase in cash                                 90             190              409               -               689
Cash, beginning of period                           190             249            1,275               -             1,714
Cash, end of period                                 280             439            1,684               -             2,403

                                                                 Thirteen Weeks Ended December 30, 2000
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by operating activities        $2,344            $815         $  1,710          $    -            $4,869
Net cash used in investing activities            (3,299)           (503)             (34)              -            (3,836)
Net cash provided by (used in) financing
   activities                                       960            (196)             (95)              -               669
Other                                                 -             (92)               -               -               (92)
Net increase (decrease) in cash                       5              24            1,581               -             1,610
Cash, beginning of period                           171              22            1,574               -             1,767
Cash, end of period                                 176              46            3,155               -             3,377

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following  table sets forth,  for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen           Thirteen
                                            Weeks ended       Weeks ended
                                           December 29,       December 30,
                                               2001               2000
                                           --------------    ---------------

Net sales                                       100.0%            100.0%
Cost of goods sold                               71.2              70.8
                                           --------------    ---------------
Gross profit                                     28.8              29.2
Selling, general and administrative expenses     21.9              19.8
Other charges                                    --                 0.9
                                           --------------    ---------------
Operating income                                  6.9               8.5
Interest expense, net                             3.2               3.9
Other, net                                       (0.6)              0.1
                                           --------------    ---------------
Income before income taxes                        4.3               4.5
Provision for income taxes                        1.6               1.8
                                           --------------    ---------------
Net income                                        2.7%              2.7%
                                           ==============    ===============

Thirteen weeks ended December 29, 2001 compared to the thirteen weeks ended December 30, 2000

         Net Sales.  Net sales  increased  12% to $110.0  million  for  the first  quarter of fiscal 2002 from $98.6 million in the  comparable  prior year quarter.  The increase was due  to an increase in units sold,  offset in part by a decrease in the average selling price per unit.

         Gross  Profit.  Gross profit  increased to $31.6  million,  or 28.8% of  net sales for the first quarter of fiscal 2002 from  $28.8  million,  or 29.2% of net sales for the  comparable  prior year  quarter.  The  decrease in gross profit as a percentage of net sales was primarily  due to a  reduction in average  selling  prices as a result of the highly competitive retail environment, and to the Company's efforts to control inventory levels.

         Selling,  General and Administrative  Expenses.  Selling,  general and administrative expenses increased to
$24.1  million,  or 21.9% of net sales for the first  quarter of fiscal 2002,  from $19.5  million,  or 19.8% of net sales,  for the  comparable  prior year  quarter.  The  increase in  operating  expenses  was  primarily  due to the initially higher operating expenses associated with the recently acquired Duck Head operations.

         Other  Charges.  During  the first  quarter  of fiscal  2001,  the  Company  recorded  a pre-tax  charge of approximately  $848,000  related to in-process  research and  development  that was acquired in connection  with the
Victorinox(R)license.

         Interest  Expense.  Interest expense  decreased to $3.6  million for the first quarter of fiscal 2002, from
$3.8 million for the  comparable  prior year quarter.  The decrease was primarily  due to lower interest rates under the Company's credit facility, partially offset by higher borrowings.

         Other,  net.  During the first  quarter of fiscal 2001,  other,  net consisted  primarily  of  amortization expense,  offset in part by royalty  income.  In accordance  with  Statement No. 142, the Company  discontinued  the amortization of its intangible assets effective September 30, 2001.

         Income  Taxes.  The  Company's  effective  income  tax rate for the first  quarter of fiscal 2002 was 37.2%
compared  to  39.9%  in  the  comparable  prior  year  quarter.   The  decrease  resulted  from   the  reduction  of
non-deductible goodwill amortization, and certain tax planning initiatives.

         Net  Income.  As a  result of the above  factors,  net income  increased  9% to $3.0  million for the first quarter of fiscal 2002 from $2.7 million in the comparable prior year quarter.

Liquidity and Capital Resources

The Company's  revolving  credit line (the  "Facility")  provides for  borrowings of up to $110 million,  subject to certain  borrowing  base  limitations.  Borrowings  under the  Facility  bear  interest at  variable  rates (4.1% at
December 29, 2001) and are secured by substantially  all of the Company's  domestic assets.  The Facility matures in
June 2003.  As of December 29, 2001, an additional $70.4 million was available for borrowings under the Facility.

Capital  expenditures  totaled  $1.6  million for the  thirteen  weeks ended  December  29, 2001 and are expected to approximate  $20.0 million for the entire fiscal year.  Significant  capital  projects  include a new building,  and the upgrade or replacement of various other equipment and computer systems including hardware and software.

In December  2001,  the Company  signed a contract to sell the  administrative  offices and  distribution  center in
Georgia,  that was acquired in  connection  with the  acquisition  of Duck Head Apparel  Company,  Inc. The contract allows for a sixty day due diligence period during which the buyer may, under certain  circumstances,  withdraw from the  transaction.  If the  transaction  closes,  the Company  would  receive  cash  proceeds of  approximately  $6.8 million, which would be used to repay outstanding borrowings under the Facility.

The Company  believes that its existing  working  capital,  borrowings  available  under the Facility and internally generated funds, provide sufficient resources to support current business activities.

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

Factors Affecting the Company's Business and Prospects

This  report  contains  forward-looking  statements  subject to the safe harbor  created by  the Private  Securities
Litigation Reform Act of 1995.  Management  cautions that these statements  represent  projections  and estimates of future  performance  and involve  certain  risks and  uncertainties.  The  Company's  actual  results  could  differ materially from those  anticipated in these  forward-looking  statements as a result of  certain factors  including, without  limitation:  general  economic  conditions,  including but not necessarily  limited  to, recession or other cyclical  effects  impacting our customers in the U.S. or abroad,  changes  in interest  rates or currency  exchange rates;  potential  changes  in demand in the  retail  market;  reduction  in the  level of  consumer  spending;  the availability and price of raw materials and global  manufacturing  costs and restrictions;  increases  in costs; the continued  acceptance of the Company's existing and new products by its major customers;  the  financial strength of the Company's major customers;  delays or other  difficulties in  implementing the Company's business plans for Duck
Head;  delays  associated with the timing of shipment and acceptance of the  Victorinox(R) apparel line; the ability of  the Company to  continue to  use certain licensed  trademarks  and  tradenames,  including  Victorinox(R),  John
Henry(R), Bill  Blass(R),  and Van  Heusen(R);  business  disruptions  and  costs  arising  from  acts of  terrorism or  military activities  around the globe; and other risk factors listed  from time to time in the Company's reports including its Annual Report on Form 10-K) filed with the U.S. Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's  market risk is primarily  limited to  fluctuations in interest rates as it pertains to the Company's borrowings  under the  Facility  and the Real  Estate  Loan.  There  have been no  material  changes to the Item 7A disclosure made in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

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

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the thirteen-week period ended December 29, 2001.

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
                                                          Finance and Treasurer
                                                          (in the dual capacity of duly authorized
                                                          officer and principal accounting officer)

February 5, 2002

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