Form 10-Q
period 2002-03-30
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2002-05-14
CIK 1044324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 30, 2002
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------


Commission File Number                      0-23161
                      ----------------------------------------------------------

                      TROPICAL SPORTSWEAR INT'L CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                         59-3424305
----------------------------------------           --------------------------
  (State or other jurisdiction of                          I.R.S. Employer
  incorporation or organization)                           Identification No.

          4902 W. Waters Avenue  Tampa, FL                   33634-1302
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (813) 249-4900
                                                  ------------------------------


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

                                 [X] Yes [ ] No

As of May 6, 2002 there were 7,811,765 shares of the registrant's Common Stock outstanding.

                      TROPICAL SPORTSWEAR INT'L CORPORATION

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                         PAGE NO.
                                                                                         --------
Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            13

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       17


PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                                17

Item 2     Changes in Securities                                                            17

Item 3     Defaults upon Senior Securities                                                  17

Item 4     Submission of Matters to a Vote of Security Holders                              17

Item 5     Other Information                                                                18

Item 6     Exhibits and Reports on Form 8-K                                                 18

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           THIRTEEN           THIRTEEN            TWENTY-SIX          TWENTY-SIX
                                          WEEKS ENDED        WEEKS ENDED          WEEKS ENDED        WEEKS ENDED
                                           MARCH 30,           MARCH 31,            MARCH 30,          MARCH 31,
                                              2002               2001                 2002                2001
                                           ---------           ---------           ---------           ---------
Net sales                                  $ 120,610           $ 123,523           $ 230,621           $ 222,075
Cost of goods sold                            86,693              87,713             165,071             157,457
                                           ---------           ---------           ---------           ---------
Gross profit                                  33,917              35,810              65,550              64,618
Selling, general and
   administrative
   expenses                                   24,327              21,820              48,425              41,336
Other charges                                     --               1,330                  --               2,178
                                           ---------           ---------           ---------           ---------
Operating income                               9,590              12,660              17,125              21,104
Other (income) expense:
   Interest expense, net                       3,608               4,079               7,161               7,904
   Other, net                                     70                 474                (655)                582
                                           ---------           ---------           ---------           ---------
                                               3,678               4,553               6,506               8,486

Income before income taxes                     5,912               8,107              10,619              12,618
Provision for income taxes                     2,243               3,168               3,992               4,969
                                           ---------           ---------           ---------           ---------
Net income                                     3,669               4,939               6,627               7,649
Foreign currency translations and
      other                                      (25)             (1,214)                236              (1,498)
                                           ---------           ---------           ---------           ---------
Comprehensive income                       $   3,644           $   3,725           $   6,863           $   6,151
                                           =========           =========           =========           =========

Net income per common share:
    Basic                                  $    0.47           $    0.65           $    0.86           $    1.00
                                           =========           =========           =========           =========
    Diluted                                $    0.46           $    0.64           $    0.84           $    0.99
                                           =========           =========           =========           =========


                             See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   MARCH 30,         SEPTEMBER 29,
                                                                      2002               2001
                                                                   ---------           ---------
                    ASSETS                                        (unaudited)          (audited)

Current Assets:
   Cash                                                            $   2,431           $   1,714
   Accounts receivable, net                                           97,819              86,908
   Inventories                                                        79,676              73,083
   Deferred income taxes                                              15,074              15,040
   Prepaid expenses and other current assets                           7,691              18,675
                                                                   ---------           ---------
               Total current assets                                  202,691             195,420

Property and equipment, net                                           45,317              47,441
Intangible assets, including trademarks and goodwill, net             49,145              49,455
Other assets                                                          17,771              16,914
                                                                   ---------           ---------
               Total assets                                        $ 314,924           $ 309,230
                                                                   =========           =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                           $  63,824           $  61,973
   Current portion of long-term debt and capital leases                2,098               2,542
                                                                   ---------           ---------
               Total current liabilities                              65,922              64,515


Long-term debt and capital leases                                    145,930             148,772
Deferred income taxes                                                  6,186               6,402
Other non-current liabilities                                          2,894               3,274
                                                                   ---------           ---------
               Total liabilities                                     220,932             222,963

Shareholders' Equity:
   Preferred stock                                                        --                  --
   Common stock                                                           77                  77
   Additional paid in capital                                         19,712              18,851
   Accumulated other comprehensive loss                               (2,938)             (3,175)
   Retained earnings                                                  77,141              70,514
                                                                   ---------           ---------
               Total shareholders' equity                             93,992              86,267
                                                                   ---------           ---------

               Total liabilities and shareholders' equity          $ 314,924           $ 309,230
                                                                   =========           =========


                            See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 TWENTY-SIX         TWENTY-SIX
                                                                 WEEKS ENDED        WEEKS ENDED
                                                                  MARCH 30,           MARCH 31,
                                                                     2002               2001
                                                                 -----------        -----------
OPERATING ACTIVITIES
Net Income                                                         $  6,627              7,649
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
    Depreciation and amortization                                     3,672              4,986
    Deferred income taxes and other                                    (628)              (202)
Changes in operating assets and liabilities:
    Accounts receivable                                             (10,920)            (2,966)
    Inventories                                                      (6,593)            (4,357)
    Prepaid expenses and other current assets                        10,416                356
    Accounts payable and accrued expenses                             3,106            (10,807)
                                                                   --------           --------
    Net cash provided by (used in) operating activities               5,680             (5,341)
                                                                   --------           --------


INVESTING ACTIVITIES
Capital expenditures                                                 (3,130)            (4,346)
Other, net                                                               46                272
                                                                   --------           --------
    Net cash used in investing activities                            (3,084)            (4,074)
                                                                   --------           --------


FINANCING ACTIVITIES:
Net change in long-term debt and capital leases                      (2,517)            11,183
Proceeds from exercise of stock options                                 861                 21
                                                                   --------           --------
      Net cash provided by (used in) financing activities            (1,656)            11,204
                                                                   --------           --------

Change in currency translation and other                               (223)            (1,013)

Net increase in cash                                                    717                776
Cash at beginning of period                                           1,714              1,767
                                                                   --------           --------
Cash at end of period                                              $  2,431           $  2,543
                                                                   ========           ========

                             See accompanying notes.

                     TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     MARCH 30, 2002 AND SEPTEMBER 29, 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int'l Corporation (the "Company") include the accounts of Tropical Sportswear Int'l Corporation and its subsidiaries. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2001. Certain amounts in the prior year have been reclassified to conform with the current year presentation. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim periods presented. Operating results for the twenty-six weeks ended March 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 28, 2002.


2.       INVENTORIES

Inventories consist of the following:

                                                               MARCH 30,       SEPTEMBER 29,
                                                                 2002             2001
                                                               --------        -------------

         Raw materials                                         $  7,505           $  6,898
         Work in process                                         16,822             14,327
         Finished goods                                          61,400             58,858
         Reserve for excess and slow moving inventory            (6,051)            (7,000)
                                                               --------           --------
                                                               $ 79,676           $ 73,083
                                                               ========           ========

3.       DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                            MARCH 30,       SEPTEMBER 29,
                                              2002              2001
                                            --------        ------------

         Revolving credit line              $ 31,020          $ 32,131
         Real estate loan                     13,509            13,968
         Senior Subordinated Notes           100,000           100,000
         Other                                 3,499             5,215
                                            --------          --------
                                             148,028           151,314
         Less current maturities               2,098             2,542
                                            --------          --------
                                            $145,930          $148,772
                                            ========          ========


The Company's revolving credit line (the "Facility") provides for borrowings of up to $110 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest based on LIBOR plus an applicable margin (3.9% at March 30, 2002) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of March 30, 2002, an additional $76.5 million was available for borrowings under the Facility.

4. EARNINGS PER SHARE

Basic and diluted net income per share are computed as follows:

                                            THIRTEEN       THIRTEEN      TWENTY-SIX    TWENTY-SIX
                                           WEEKS ENDED    WEEKS ENDED   WEEKS ENDED   WEEKS ENDED
                                            MARCH 30,      MARCH 31,     MARCH 30,     MARCH 31,
                                               2002          2001          2002          2001
                                           -----------    -----------   -----------   -----------
Numerator for basic net income
per share:
     Net income                               $3,669        $4,939        $6,627        $7,649

Denominator for basic net income
per share:
     Weighted average shares of common
     stock outstanding                         7,728         7,639         7,714         7,639

Effect of dilutive stock options using
the treasury stock method                        212            88           164            74
                                              ------        ------        ------        ------

Denominator for diluted net income per
share                                          7,940         7,727         7,878         7,713
                                              ======        ======        ======        ======

Net income per common share:
     Basic                                    $ 0.47        $ 0.65        $ 0.86        $ 1.00
                                              ======        ======        ======        ======
     Diluted                                  $ 0.46        $ 0.64        $ 0.84        $ 0.99
                                              ======        ======        ======        ======

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

Subsequent to the acquisition, the Company began performing a thorough analysis of Duck Head's operations and developed a plan to exit certain activities and terminate certain personnel. The major activities accomplished to date include, among other things, the elimination of redundant personnel, the closure and subsequent sale of Duck Head's administrative offices and distribution center in Georgia, the closure of certain retail outlet stores, and the closure of Duck Head's garment assembly plant in Costa Rica. Personnel termination costs of approximately $3.8 million related to the termination of approximately 415 of the 500 Duck Head acquired employees, were accrued in connection with the acquisition. During the second quarter of fiscal 2002, the Company has a preliminary agreement to resolve a dispute related to accrued severance and reduced this accrual by $1.5 million. In addition, the Company received additional information regarding the value of acquired inventory and determined that additional reserves of approximately $2.4 million were required. Other purchase accounting adjustments were made during the second quarter which totaled approximately $900,000. As of March 30, 2002, all accrued termination costs had been paid. As of March 30, 2002, the Company had remaining accruals of approximately $1.5 million related to estimated lease termination costs for certain of Duck Head's retail outlet stores and other exit related activities. Additional exit activity and further analysis is currently being performed. The Company expects to complete these exit activities by the end of calendar 2002. Subsequent changes in the estimated fair value of assets acquired or additional exit activities will be reflected as additional extraordinary gain or loss if material, until the analysis is completed.

The Company has remaining accrued liabilities related to the acquisition of Savane International Corp. ("Savane") of approximately $5.2 million related to exit costs which primarily consist of estimated lease termination costs and related expenses. In conjunction with the Company's plan to consolidate certain functions of Savane, (see Note 8), the Company expects to utilize approximately $2.7 million of this reserve by December 2003 for lease termination payments, and expects to reduce the remaining accrual of $2.5 million during its third fiscal quarter.

6. NEW ACCOUNTING PRONOUNCEMENTS

On September 30, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets are tested for impairment, and any impairment charge resulting from the initial application of Statement No. 142 would be classified as a cumulative change in accounting principle. The provisions of Statement No. 142 require the completion of a transitional impairment test within six months of adoption, with any impairment identified treated as a cumulative effect of a change in accounting principle. In accordance with the provision of Statement No. 142, the Company performed its transitional impairment test during its second fiscal quarter. The results of this test indicate that the Company's goodwill and other indefinite lived intangible assets are not impaired, as the fair value of these assets exceed their carrying value.

In October 2001, the financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company does not expect the adoption of Statement No. 144 to have a material impact on its consolidated financial statements.

In accordance with Statement No. 142, the Company discontinued the amortization of goodwill and other indefinite lived intangible assets effective September 30, 2001. A reconciliation of previously reported net income and earnings per share for the thirteen weeks and the twenty six weeks ended March 31, 2001, to the amounts adjusted for the exclusion of amortization net of the related income tax effect follows:

                                               THIRTEEN         THIRTEEN
                                              WEEKS ENDED      WEEKS ENDED
                                               MARCH 30,        MARCH 31,
                                                  2002             2001
                                              -----------      -----------
Reported net income                            $   3,669        $   4,939
Add: Amortization, net of tax                         --              303
                                               ---------        ---------
Adjusted net income                            $   3,669        $   5,242
                                               =========        =========

Basic earnings per share:
    Reported net income                        $    0.47        $    0.65
    Amortization, net of tax                          --             0.04
                                               ---------        ---------
    Adjusted net income per share-basic        $    0.47        $    0.69
                                               =========        =========
Diluted earnings per share:
    Reported net income                        $    0.46        $    0.64
    Amortization, net of tax                          --             0.04
                                               ---------        ---------
    Adjusted net income per share-diluted      $    0.46        $    0.68
                                               =========        =========

                                             TWENTY-SIX         TWENTY-SIX
                                             WEEKS ENDED       WEEKS ENDED
                                              MARCH 30,         MARCH 31,
                                                 2002              2001
                                             -----------       -----------
Reported net income                            $   6,627        $   7,649
Add: Amortization, net of tax                         --              602
                                               ---------        ---------
Adjusted net income                            $   6,627        $   8,251
                                               =========        =========

Basic earnings per share:
    Reported net income                        $    0.86        $    1.00
    Amortization, net of tax                          --             0.08
                                               ---------        ---------
    Adjusted net income per share-basic        $    0.86        $    1.08
                                               =========        =========
Diluted earnings per share:
    Reported net income                        $    0.84        $    0.99
    Amortization, net of tax                          --             0.08
                                               ---------        ---------
    Adjusted net income per share-diluted      $    0.84        $    1.07
                                               =========        =========

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

The following is the supplemental combining condensed statement of operations for the thirteen weeks and twenty-six weeks ended March 30, 2002, and the thirteen weeks and twenty-six weeks ended March 31, 2001, the supplemental combining condensed balance sheet as of March 30, 2002 and September 29, 2001, and the supplemental combining condensed statement of cash flows for the twenty-six weeks ended March 30, 2002, and the twenty-six weeks ended March 31, 2001. The only intercompany eliminations are the normal intercompany sales, borrowings and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management believes that they are not material to investors.

                                                                THIRTEEN WEEKS ENDED MARCH 30, 2002
                                             -----------------------------------------------------------------------
                                                                              NON-
STATEMENT OF OPERATIONS                       PARENT       GUARANTOR       GUARANTOR
                                               ONLY       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -------      ------------    ------------   ------------   ------------
Net sales                                    $56,125        $ 52,250         $12,431        $(196)        $120,610
Gross profit                                  13,516          16,074           4,327           --           33,917
Operating income                               7,295           1,648             647           --            9,590
Interest, income taxes and other, net          3,312           2,094             164          351            5,921
Net income                                     3,983            (446)            483         (351)           3,669

                                                                THIRTEEN WEEKS ENDED MARCH 31, 2001
                                             -----------------------------------------------------------------------
                                                                              NON-
STATEMENT OF OPERATIONS                       PARENT       GUARANTOR       GUARANTOR
                                               ONLY       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -------      ------------    ------------   ------------   ------------
Net sales                                    $59,371        $ 54,153        $11,015        $(1,016)        $123,523
Gross profit                                  15,581          16,424          3,805             --           35,810
Operating income                               7,204           4,824            632             --           12,660
Interest, income taxes and other, net          3,511           3,527            258            425            7,721
Net income                                     3,693           1,297            374           (425)           4,939

                                                               TWENTY-SIX WEEKS ENDED MARCH 30, 2002
                                             -----------------------------------------------------------------------
                                                                              NON-
STATEMENT OF OPERATIONS                       PARENT       GUARANTOR       GUARANTOR
                                               ONLY       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -------      ------------    ------------   ------------   ------------
Net sales                                    $101,723       $ 104,028        $25,242        $(372)        $230,621
Gross profit                                   25,827          31,250          8,473           --           65,550
Operating income                               12,360           3,287          1,478           --           17,125
Interest, income taxes and other, net           5,546           3,647            389          916           10,498
Net income                                      6,814            (360)         1,089         (916)           6,627

                                                               TWENTY-SIX WEEKS ENDED MARCH 31, 2001
                                             -----------------------------------------------------------------------
                                                                              NON-
STATEMENT OF OPERATIONS                       PARENT       GUARANTOR       GUARANTOR
                                               ONLY       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -------      ------------    ------------   ------------   ------------
Net sales                                    $94,215        $107,594         $22,407        $(2,141)      $222,075
Gross profit                                  22,902          34,202           7,514             --         64,618
Operating income                               8,273          11,626           1,205             --         21,104
Interest, income taxes and other, net          4,374           7,789             395            897         13,455
Net income                                     3,899           3,837             810           (897)         7,649

                                                                                   AS OF MARCH 30, 2002
                                                     -----------------------------------------------------------------------------
                                                                                       NON-
BALANCE SHEET                                         PARENT        GUARANTOR       GUARANTOR
                                                       ONLY        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                     --------      ------------    ------------      ------------     ------------
ASSETS
Cash                                                 $    252        $    203        $  1,976         $      --         $  2,431
Accounts receivable, net                               44,586          42,910          10,323                --           97,819
Inventories                                            34,337          36,752           8,587                --           79,676
Other current assets                                    7,359          14,758             648                --           22,765
                                                     --------        --------        --------         ---------         --------
         Total current assets                          86,534          94,623          21,534                --          202,691

Property and equipment, net                            31,416           8,554           5,347                --           45,317
Investment in subsidiaries and other assets           150,515          61,471            (304)         (144,766)          66,916
                                                                                     --------         ---------         --------
         Total assets                                $268,465        $164,648        $ 26,577         $(144,766)        $314,924
                                                     ========        ========        ========         =========         ========

LIABILITIES AND  SHAREHOLDERS'  EQUITY
Accounts payable and accrued liabilities               28,271        $ 30,334        $  5,219         $      --         $ 63,824
Current portion of long-term debt and
    capital leases                                        998           1,052              48                --            2,098
                                                     --------        --------        --------         ---------         --------
       Total current liabilities                       29,269          31,386           5,267                --           65,922
Long-term debt and noncurrent portion of
    capital leases                                    144,289           1,543              98                --          145,930
Other noncurrent liabilities                              162           8,949             (31)               --            9,080
Shareholders' equity                                   94,745         122,770          21,243          (144,766)          93,992
                                                     --------        --------        --------         ---------         --------
       Total liabilities and shareholders' equity    $268,465        $164,648        $ 26,577         $(144,766)        $314,924
                                                     ========        ========        ========         =========         ========

                                                                        AS OF SEPTEMBER 29, 2001
                                                     -----------------------------------------------------------------------------
                                                                                       NON-
BALANCE SHEET                                         PARENT        GUARANTOR       GUARANTOR
                                                       ONLY        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                     --------      ------------    ------------      ------------     ------------
ASSETS
Cash                                                 $    190        $    249        $  1,275         $      --         $  1,714
Accounts receivable, net                               33,955          45,958           6,995                --           86,908
Inventories                                            27,358          36,896           8,829                --           73,083
Other current assets                                   18,047          13,995           1,673                --           33,715
                                                     --------        --------        --------         ---------         --------
       Total current assets                            79,550          97,098          18,772                --          195,420

Property and equipment, net                            30,695          11,115           5,631                --           47,441
Investment in subsidiaries and other assets           152,586          55,686           1,908          (143,811)          66,369
                                                     --------        --------        --------         ---------         --------
       Total assets                                  $262,831        $163,899        $ 26,311         $(143,811)        $309,230
                                                     ========        ========        ========         =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities             $ 27,832        $ 28,578        $  5,563         $      --         $ 61,973
Current portion of long-term debt and
   capital                                              1,051           1,223             268                --            2,542
  Leases                                             --------        --------        --------         ---------         --------

       Total current liabilities                       28,883          29,801           5,831                --           64,515
Long-term debt and noncurrent portion of
   capital leases                                     145,964           2,702             106                --          148,772
Other noncurrent liabilities                              722           8,986             (32)               --            9,676
Shareholders' equity                                   87,262         122,410          20,406          (143,811)          86,267
                                                     --------        --------        --------         ---------         --------
       Total liabilities and shareholders' equity    $262,831        $163,899        $ 26,311         $(143,811)        $309,230
                                                     ========        ========        ========         =========         ========

                                                                         TWENTY-SIX WEEKS ENDED MARCH 30, 2002
                                                     -----------------------------------------------------------------------------
                                                                                       NON-
STATEMENT OF CASH FLOWS                               PARENT        GUARANTOR       GUARANTOR
                                                       ONLY        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                     --------      -------------   ------------     ------------      ------------
Net cash provided by (used in) operating
  activities                                         $  3,112        $  1,217        $  1,351         $      --         $  5,680
Net cash used in investing activities                  (1,787)         (1,147)           (150)               --           (3,084)
Net cash provided by (used in) financing
  activities                                           (1,263)            107            (500)               --           (1,656)
Other                                                      --            (223)             --                --             (223)
Net increase in cash                                       62             (46)            701                --              717
Cash, beginning of period                                 190             249           1,275                --            1,714
Cash, end of period                                       252             203           1,976                --            2,431

                                                                          TWENTY-SIX WEEKS ENDED MARCH 31, 2001
                                                     -----------------------------------------------------------------------------
                                                                                       NON-
STATEMENT OF CASH FLOWS                               PARENT        GUARANTOR       GUARANTOR
                                                       ONLY        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                     --------      -------------   ------------     ------------      ------------
Net cash provided by (used in) operating
  activities                                         $ (8,693)        $  1,732         $  1,620         $      --         $ (5,341)
Net cash used in investing
  activities                                           (3,684)            (226)            (164)               --           (4,074)
Net cash provided by (used in) financing
  activities                                           12,577             (377)            (996)               --           11,204
Other                                                      --           (1,013)              --                --           (1,013)
Net increase in cash                                      200              116              460                --              776
Cash, beginning of period                                 171               22            1,574                --            1,767
Cash, end of period                                       371              138            2,034                --            2,543


8. SUBSEQUENT EVENT

On April 17, 2002, the Company announced a plan to consolidate the administrative, cutting and related functions of its Savane division in El Paso, Texas into the Company's Tampa, Florida facility. The Company intends to complete all aspects of this consolidation by the end of the first fiscal quarter ending December 29, 2002. As part of the consolidation, the Company will vacate its El Paso administration building and cutting facility. The Company is currently constructing additional administrative offices in Tampa and the current Tampa cutting facility has sufficient capacity to accommodate the consolidated cutting operation. The Company will continue to operate its distribution center in the El Paso area. The consolidation is expected to result in a net reduction of approximately 140 associates, or approximately 12% of the Company's domestic workforce. Approximately 60 associates have been invited, and offered financial assistance, to relocate to Tampa.

The Company also announced the reorganization of its South Pacific division, including discontinuing production in factories in Fiji that are partially owned by the Company. Product for the Company's South Pacific division will be sourced globally through lower cost full-package imports.

As a result of these initiatives, the Company will record pre-tax charges totaling approximately $16.0 million through the fiscal quarter ending December 29, 2002, for severance, relocation, lease termination, asset write-downs and other related costs. The cash component of this charge will be approximately $13.0 million. Once completed, the impact of these initiatives is expected to generate annual pre-tax cost savings of approximately $4.5 million beginning in fiscal 2003. The Company believes that this consolidation will improve its ability to service its customers through one centralized location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company's results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical and other facts believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We have chosen accounting policies that we believe are appropriate to accurately and fairly report the Company's operating results and financial position, and we apply those accounting policies in a consistent manner. We have identified the policies below as critical to our business operations and the understanding of our results of operations.

CRITICAL ACCOUNTING POLICIES

Contingencies - The Company accrues for contingent obligations, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal and other regulatory matters such as imports and exports, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. We evaluate our inventory by style, color and size to determine excess or slow moving product based on projected sales. We record provisions for markdowns and losses on excess and slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value. If actual market conditions or competitive pressures change, the level of inventory reserves would change.

Reserve for Allowances and Doubtful Accounts - Accounts receivable consists of amounts due from our customers from our normal business activities. We maintain a reserve for allowances and doubtful accounts which is based on historical collection and deduction write-off experience, and an estimate of potential sales returns. We do not provide a reserve for credit losses as substantially all of our receivables have been assigned under factoring agreements, without recourse, except for credit losses on the first 0.10% of amounts factored.

Long-Lived Assets - We estimate the depreciable lives of our property, plant and equipment and review them for impairment when events or circumstances indicate that their carrying amounts may be impaired. Most of our property, plant and equipment is used in our cutting and distribution processes. We periodically evaluate the carrying value of assets which are held for sale to determine if, based on market conditions, the values of these assets should be adjusted. Although we believe we have appropriately recorded our assets held for sale at their estimated realizable value, net of estimated disposal costs, the actual sale of these assets could result in gains or losses which could differ from our estimated amounts. To assess the recoverability of goodwill and other intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine whether the carrying values are recoverable from operations. If these assumptions or estimates change, we may be required to record impairment charges to reduce the value of these assets.

As discussed in the Notes to the Financial Statements, we adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142") on September 29, 2001. Statement No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets are tested for impairment, and any impairment charge resulting from the initial application of Statement No. 142 would be classified as a cumulative change in accounting principle. The provisions of Statement No. 142 require the completion of a transitional impairment test within six months of adoption, with any impairment identified treated as a cumulative effect of a change in accounting principle. In accordance with the provision of Statement No. 142, we performed this transitional impairment test during the second fiscal quarter. The results of this test indicate that goodwill and other indefinite lived intangible assets are not impaired, as the fair value of these assets exceed their carrying value.

Valuation Allowances for Deferred Tax Assets - Valuation allowances are recorded to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The evidence considered in making that determination includes, offsetting deferred tax liabilities, future taxable income, as well as prudent tax planning strategies. We have recorded deferred income tax assets related to state net operating loss carryforwards, foreign net operating loss carryforwards, foreign tax credit carryforwards and certain other accruals. We have recorded valuation allowances to reduce the deferred tax assets relating to these operating loss carryforwards and accruals based on an evaluation of the benefits expected to be realized. If we determine that we would be able to realize more of our net deferred tax assets, than we currently expect, we would reduce the valuation allowance, which would have the effect of increasing income in the period that we make the determination. Conversely, if we determine that we will not be able to realize all or part of our net deferred tax assets in the future, we will increase the valuation allowance, which would have the effect of reducing income in the period that we make the determination.

SAVANE CONSOLIDATION

On April 17, 2002, the Company announced a plan to consolidate the administrative, cutting and related functions of its Savane division in El Paso, Texas into the Company's Tampa, Florida facility. The Company intends to complete all aspects of this consolidation by the end of the first fiscal quarter ending December 29, 2002. As part of the consolidation, the Company will vacate its El Paso administration building and cutting facility. The Company is currently constructing additional administrative offices in Tampa and the current Tampa cutting facility has sufficient capacity to accommodate the consolidated cutting operation. The Company will continue to operate its distribution center in the El Paso area. The consolidation is expected to result in a net reduction of approximately 140 associates, or approximately 12% of the Company's domestic workforce. Approximately 60 associates have been invited, and offered financial assistance, to relocate to Tampa.

The Company also announced the reorganization of its South Pacific division, including discontinuing production in factories in Fiji that are partially owned by the Company. Product for the Company's South Pacific division will be sourced globally through lower cost full-package imports.

As a result of these initiatives, the Company will record pre-tax charges totaling approximately $16.0 million through the fiscal quarter ending December 29, 2002, for severance, relocation, lease termination, asset write-downs and other related costs. The cash component of this charge will be approximately $13.0 million. Once completed, the impact of these initiatives is expected to generate annual pre-tax cost savings of approximately $4.5 million beginning in fiscal 2003. The Company believes that this consolidation will improve its ability to service its customers through one centralized location.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items in the Company's consolidated statements of income expressed as a percentage of net sales:

                                            THIRTEEN     THIRTEEN    TWENTY-SIX    TWENTY-SIX
                                           WEEKS ENDED  WEEKS ENDED  WEEKS ENDED   WEEKS ENDED
                                            MARCH 30,    MARCH 31,    MARCH 30,     MARCH 31,
                                               2002         2001         2002          2001
                                           -----------  -----------  -----------   -----------

Net sales                                     100.0%       100.0%       100.0%        100.0%
Cost of goods sold                             71.9         71.0         71.6          70.9
                                              -----        -----        -----         -----
Gross profit                                   28.1         29.0         28.4          29.1
Selling, general and administrative            20.2         17.7         21.0          18.6
expenses
Other charges                                    --          1.0           --           1.0
                                              -----        -----        -----         -----
Operating income                                7.9         10.3          7.4           9.5
Interest expense, net                           3.0          3.3          3.1           3.6
Other, net                                       --          0.4         (0.3)          0.2
                                              -----        -----        -----         -----
Income before income taxes                      4.9          6.6          4.6           5.7
Provision for income taxes                      1.9          2.6          1.7           2.3
                                              -----        -----        -----         -----
Net income                                      3.0%         4.0%         2.9%          3.4%
                                              =====        =====        =====         =====

THIRTEEN WEEKS ENDED MARCH 30, 2002 COMPARED TO THE THIRTEEN WEEKS ENDED MARCH 31, 2001

         Net Sales. Net sales increased to $230.6 million for the twenty-six weeks ended March 30, 2002 from $222.1 million in the comparable prior year period. This increase was primarily due to a 20% increase in units sold, a portion of which related to sales of Duck Head branded product which was acquired on August 2001. This increase was offset by a decrease in average selling prices. The decrease in average selling prices was due to the Company experiencing pricing pressure due to the weak retail conditions that have persisted for the past 12 months. Additionally, the average selling price was impacted by a change in mix of product sales as the higher average selling priced Savane(R) products experienced declines in unit volume as the department store channel that Savane was positioned in suffered declines in sales. The Company is expanding its distribution of the Savane(R) brand through major new core replenishment programs with retailers. These programs which should begin shipping in the third fiscal quarter, are expected to more than offset Savane's recent adverse trends in the declining moderate department store retail sector where Savane has traditionally been positioned.

         Gross Profit. Gross profit increased to $65.6 million, or 28.4% of net sales, for the twenty-six weeks ended March 30, 2002, from $64.6 million, or 29.1% of net sales, for the comparable prior year period. The reduction in the gross margin was primarily due to the lower average selling prices offset in part by a reduction in raw material and assembly costs and other production efficiencies.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $48.4 million, or 21.0% of net sales, for the twenty-six weeks ended March 30, 2002, from $41.3 million, or 18.6% of net sales, for the comparable prior year period. The increase in operating expenses as a percentage of net sales was primarily due to the higher relative operating expenses associated with the Duck Head and Victorinox branded components of the business, as the Company continues to make investments and provide additional marketing and financial support for these growth brands.

         Interest Expense. Interest expense decreased to $3.6 million for the second quarter of fiscal 2002, from $4.1 million for the comparable prior year quarter. The decrease was primarily due to lower average interest rates.

         Other, net. During the second quarter of fiscal 2002, the Company recorded other expense of $70,000 as compared with other expense of $474,000 for the second quarter of fiscal 2001. The difference is primarily due to the elimination of amortization expense associated with intangible assets.

         Income Taxes. The Company's effective income tax rate for the second quarter of fiscal 2002 was 37.9% compared to 39.1% in the comparable prior year quarter. The decrease in the effective rate is primarily the result of tax planning strategies implemented by the Company. These rates are based on the Company's expected effective annual tax rate.

         Net Income. As a result of the above factors, net income decreased to $3.7 million for the second quarter of fiscal 2002 from $4.9 million in the comparable prior year quarter.

TWENTY-SIX WEEKS ENDED MARCH 30, 2002 COMPARED TO THE TWENTY- SIX WEEKS ENDED MARCH 31, 2001

         Net Sales. Net sales increased to $230.6 million for the twenty-six weeks ended March 30, 2002 from $222.1 million in the comparable prior year period. This increase was primarily due to a 20% increase in units sold, a portion of which related to sales of Duck Head branded product which was acquired on August 2001. This increase was offset by a decrease in average selling prices. The decrease in average selling prices was due to the Company experiencing pricing pressure due to the weak retail conditions that have persisted for the past 12 months. Additionally, the average selling price was impacted by a change in mix of product sales as the higher average selling priced Savane(R) products experienced declines in unit volume as the department store channel that Savane was positioned in suffered declines in sales. The Company is expanding its distribution of the Savane(R) brand through major new core replenishment programs with retailers. These programs which should begin shipping in the third fiscal quarter, are expected to more than offset Savane's recent adverse trends in the declining moderate department store retail sector where Savane has traditionally been positioned.

         Gross Profit. Gross profit increased to $65.6 million, or 28.4% of net sales, for the twenty-six weeks ended March 30, 2002, from $64.6 million, or 29.1% of net sales, for the comparable prior year period. The reduction in the gross margin was primarily due to the lower average selling prices offset in part by a reduction in raw material and assembly costs and other production efficiencies.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $48.4 million, or 21.0% of net sales, for the twenty-six weeks ended March 30, 2002, from $41.3 million, or 18.6% of net sales, for the comparable prior year period. The increase in operating expenses as a percentage of net sales was primarily due to the higher relative operating expenses associated with the Duck Head and Victorinox branded components of the business, as the Company continues to make investments and provide additional marketing and financial support for these growth brands.

         Interest Expense. Interest expense decreased to $7.2 million for the twenty-six weeks ended March 30, 2002, from $7.9 million for the comparable prior year period. The decrease was primarily due to lower average interest rates. During this period, the Company's average borrowings remained relatively flat.

         Other, net. During the twenty-six weeks ended March 30, 2002, other, net consisted primarily of amortization expense, offset in part by royalty income. In accordance with Statement No. 142, the Company discontinued the amortization of its intangible assets effective September 30, 2001.

         Income Taxes. The Company's effective income tax rate for twenty-six weeks ended March 30, 2002 was 37.6% compared to 39.4% in the comparable prior year period. The decrease in the effective rate is primarily the result of tax planning strategies implemented by the Company. These rates are based on the Company's expected effective annual tax rate.

         Net Income. As a result of the above factors, net income was decreased to $6.6 million for the twenty-six weeks ended March 2002 from $7.6 for the twenty-six weeks ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revolving credit line (the "Facility") provides for borrowings of up to $110 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest (3.9% at March 30, 2002) and are secured by substantially all of the Company's domestic assets. The Facility matures in June 2003. As of March 30, 2002, an additional $76.0 million was available for borrowings under the Facility.

Capital expenditures totaled $3.1 million for the twenty-six weeks ended March 30, 2002 and are expected to approximate $11.0 million for the entire fiscal year. The expenditures expected for the remainder of the fiscal year primarily relate to the construction of an administration building in Tampa, Florida, which is expected to be completed during the quarter ended March 2003, and the upgrade or replacement of various other equipment and computer systems including hardware and software.

During the twenty-six weeks ended March 30, 2002, the Company generated $5.7 million of cash from its operations. This was primarily the result of net income of $6.6 million (which included non-cash expenses of $3.0 million), a decrease in prepaid expenses and other current assets of $10.4 million (which included net cash proceeds of approximately $6.7 million from the sale of the former Duck Head Apparel Company LLC headquarters and distribution center), and an increase in accounts payable and accrued expenses of $3.1 million, offset in part by an increase in accounts receivable of $10.9 million and an increase in inventories of $6.6 million.

In connection with the Company's plan to consolidate certain functions of Savane, (see Note 8), the Company expects to utilize approximately $13.0 million in cash through the fourth quarter of calendar 2003 related to payments for employee separations, employee relocation, moving costs and costs to terminate certain operating leases.

During the twenty-six weeks ended March 30, 2002, the Company used $1.7 million of cash for financing activities principally to reduce borrowings under the Facility. In March 2002, the Company completed the sale of the former Duck Head Apparel Company LLC headquarters and distribution center located in Winder, Georgia for a selling price of approximately $7.2 million. After the payment of closing costs, the net proceeds of approximately $6.7 million were used to reduce the Company's outstanding borrowings under its credit facility.

The Company believes that its existing working capital, borrowings available under the Facility and internally generated funds provide sufficient resources to support current business activities. To the extent that the Company seeks to accelerate its growth plans, the Company may need to raise additional capital either through the issuance of equity or debt securities or additional credit facilities.

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

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation: difficulties in achieving continued operating efficiencies; our inability to achieve projected revenue and earnings growth in fiscal 2002; disruptions in the business associated with the consolidation of the cutting and administrative functions of the Savane division from El Paso, Texas to Tampa, Florida; disruptions in the business associated with discontinuing production in the partially owned plants in Fiji; failure to achieve the planned cost savings associated with the consolidation and reorganization; failure of the Company's customers to accept the Company's integrated production and selling of products; restrictions and limitations placed on us by our debt instruments; general economic conditions, including but not necessarily limited to, recession or other cyclical effects impacting our customers in the US or abroad, changes in interest rates or currency exchange rates; potential changes in demand in the retail market; reduction in the level of the consumer spending; the availability and price of raw materials and global manufacturing costs and restrictions; increases in costs; the continued acceptance of the Company's existing and new products by its major customers; the financial strength of the Company's major customers; delays or other difficulties in implementing the Company's business plans for Duck Head; delays associated with the timing of shipment and acceptance of the Victorinox(R) apparel line; the ability of the Company to continue to use certain licensed trademarks and tradenames, including Victorinox(R), John Henry(R), Bill Blass(R), and Van Heusen(R); business disruptions and costs arising from acts of terrorism or other military activities around the globe; and other risk factors listed from time to time in the Company's SEC reports and announcements, including its Annual Report on Form 10-K. In addition, the estimated financial results for any period do not necessarily indicate the results that may be expected for any future period, and the Company undertakes no obligation to update them.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on Tuesday, January 29, 2002, the following matters were brought before and voted upon by the shareholders:

         1. A proposal to elect the following directors to the Board of Directors to serve until the indicated year of the Annual Meeting of Shareholders of the Company:

                                                        For             Withhold Authority
                                                     ---------          ------------------

                  Martin W. Pitts                    7,558,560                 29,618
                       (term to expire in 2003)
                  Eloy S. Vallina-Garza              7,514,992                 73,186
                       (term to expire in 2003)
                  Benito F. Bucay                    7,557,960                 30,218
                       (term to expire in 2004)
                  Leslie J. Gillock                  7,558,560                 29,618
                       (term to expire in 2005)
                  Christopher B. Munday              5,911,501              1,676,677
                       (term to expire in 2005)
                  Eloy S. Vallina-Laguera            7,515,092                 73,086
                       (term to expire in 2005)

         The following members of the Board of Directors of the Company will continue in office after the

Annual Meeting:

         William W. Compton    (term to expire in 2003)
         Michael Kagan         (term to expire in 2004)
         Charles J. Smith      (term to expire in 2004)

         2. A proposal to ratify the selection of Ernst & Young LLP as the Company's independent certified public accountants for the fiscal year ending September 28, 2002.

                  For               Against          Abstain
                  ---               -------          -------
                  7,540,033         43,586           4,559

ITEM 5. OTHER INFORMATION

On May 1, 2002 the Company announced the appointment of N. Larry McPherson, as Executive Vice President and Chief Financial Officer. Mr. McPherson succeeds Michael Kagan, who will retire from the Company and the Board of Directors in August 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       The Exhibits to this report on Form 10-Q are listed on the
                  Exhibit Index, which immediately follows the signature page hereto.

        (b)       Reports on Form 8-K

                  On January 16, 2002, the Company filed a Form 8-K disclosing the Chairman and CEO's letter to shareholders which accompanied the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                       -----------------------------------------
                                       (Registrant)



                                       /s/ N. Larry McPherson
                                       -----------------------------------------

                                       N. Larry McPherson
                                       Executive Vice President,
                                       Chief Financial Officer,
                                       and Treasurer
                                       (in the dual capacity of duly authorized officer and principal accounting officer)

May 6, 2002

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                       DESCRIPTION
-------                                                      -----------

    3.1           Amended and Restated Articles of Incorporation of Tropical Sportswear Int'l Corporation (filed herewith).
   *3.2           Amended and Restated By-Laws of Tropical Sportswear Int'l Corporation (filed as Exhibit 3.2 to Tropical
                  Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   *4.1           Specimen Certificate for the Common Stock of Tropical Sportswear Int'l Corporation (filed as Exhibit 4.1 to
                  Amendment No. 1 to Tropical Sportswear Int'l Corporation's Registration Statement on Form S-1 filed October
                  2, 1997).
   *4.2           Shareholders' Agreement dated as of September 29, 1997 among Tropical Sportswear Int'l Corporation, William
                  W. Compton, the Compton Family Limited Partnership, Michael Kagan, the Kagan Family Limited Partnership,
                  Shakale Internacional, S.A. and Accel, S.A. de C.V. (filed as Exhibit 4.2 to Amendment No. 1 to Tropical
                  Sportswear Int'l Corporation's Registration Statement on Form S-1 filed October 2, 1997).
   *4.3           Exchange and Registration Rights Agreement dated as of June 24, 1998 between Tropical Sportswear Int'l
                  Corporation and Prudential Securities Incorporated (filed as Exhibit 4.3 to Tropical Sportswear Int'l
                  Corporation's Registration Statement on Form S-4 filed August 20, 1998).
   *4.4           Indenture dated as of June 24, 1998 among Tropical Sportswear Int'l Corporation, the Subsidiary Guarantors
                  named therein, and SunTrust Bank, Atlanta, as trustee (filed as Exhibit 4.4 to Tropical Sportswear Int'l
                  Corporation's Registration Statement on Form S-4 filed August 20, 1998).
   *4.5           Shareholder Protection Rights Agreement, dated as of November 13, 1998, between Tropical Sportswear Int'l
                  Corporation and Firstar Bank Milwaukee, N.A. (which includes as Exhibit B thereto the Form of Right
                  Certificate) (filed as Exhibit 99.1 of Tropical Sportswear Int'l Corporation's current report on Form 8-K dated November 13, 1998).
   *4.6           Supplemental Indenture No. 1 dated as of August 23, 2000 among Tropical Sportswear Int'l Corporation, each of the New Subsidiary Guarantors named therein, and SunTrust Bank, Atlanta, as trustee (filed as Exhibit
                  4.5 to Tropical Sportswear Int'l Corporation's Annual Report on Form 10-K filed December 19, 2000).
    4.7           Employment Agreement dated April 15, 2002 between William W. Compton and Tropical Sportswear Int'l
                  Corporation (filed herewith).
    4.8           Employment Agreement dated April 15, 2002 between Christopher B. Munday and Tropical Sportswear Int'l
                  Corporation (filed herewith).
    4.9           Employment Agreement dated April 15, 2002 between N. Larry McPherson and Tropical Sportswear Int'l
                  Corporation (filed herewith).
    4.10          Employment Agreement dated April 15, 2002 between Gregory L. Williams and Tropical Sportswear Int'l
                  Corporation (filed herewith).

* Incorporated by reference.