Form 10-Q/A
period 2002-03-30
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2002-05-15
CIK 1044324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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
                                              =====        =====        =====         =====

THIRTEEN WEEKS ENDED MARCH 30, 2002 COMPARED TO THE THIRTEEN WEEKS ENDED MARCH 31, 2001

         Net Sales. Net sales decreased to $120.6 million for the second quarter of fiscal 2002 from $123.5 million in the comparable prior year quarter. This decrease was primarily due to lower average selling prices. The decrease in average selling prices was due to the Company experiencing pricing pressure due to the weak retail conditions that have persisted for the past 12 months. Additionally, the average selling price was impacted by a change in mix of product sales as the higher average selling priced Savane(R) products experienced declines in unit volume as the department store channel that Savane was positioned in suffered declines in sales. The Company is expanding its distribution of the Savane(R) brand through major new core replenishment programs with retailers. These programs which should begin shipping in the third fiscal quarter, are expected to more than offset Savane's recent adverse trends in the declining moderate department store retail sector where Savane has traditionally been positioned.

         Gross Profit. Gross profit decreased to $33.9 million, or 28.1% of net sales, for the second quarter of fiscal 2002, from $35.8 million, or 29.0% of net sales, for the comparable prior year quarter. The reduction in the gross margin was primarily due to the lower average selling prices offset in part by a reduction in raw material and assembly costs and other production efficiencies.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $24.3 million, or 20.2% of net sales, for the second quarter of fiscal 2002, from $21.8 million, or 17.7% of net sales, for the comparable prior year quarter. The increase in operating expenses as a percentage of net sales was primarily due to the higher relative operating expenses associated with the Duck Head and Victorinox branded components of the business, as the Company continues to make investments and provide additional marketing and financial support for these growth brands.

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

TWENTY-SIX WEEKS ENDED MARCH 30, 2002 COMPARED TO THE TWENTY- SIX WEEKS ENDED MARCH 31, 2001

         Net Sales. Net sales increased to $230.6 million for the twenty-six weeks ended March 30, 2002 from $222.1 million in the comparable prior year period. This increase was primarily due to a 20% increase in units sold, a small portion of which related to sales of Duck Head(R) branded product, which was acquired in August 2001. This increase was offset by a decrease in average selling prices. The decrease in average selling prices was due to the Company experiencing pricing pressure due to the weak retail conditions that have persisted for the past 12 months. Additionally, the average selling price was impacted by a change in mix of product sales as the higher average selling priced Savane(R) products experienced declines in unit volume as the department store channel that Savane was positioned in suffered declines in sales. The Company is expanding its distribution of the Savane(R) brand through major new core replenishment programs with retailers. These programs which should begin shipping in the third fiscal quarter, are expected to more than offset Savane's recent adverse trends in the declining moderate department store retail sector where Savane has traditionally been positioned.

         Gross Profit. Gross profit increased to $65.6 million, or 28.4% of net sales, for the twenty-six weeks ended March 30, 2002, from $64.6 million, or 29.1% of net sales, for the comparable prior year period. The reduction in the gross margin percentage was primarily due to the lower average selling prices offset in part by a reduction in raw material and assembly costs and other production efficiencies.

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

May 15, 2002