Form 10-Q
period 2002-06-29
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2002-08-12
CIK 1044324

                                                  UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended                     June 29, 2002

                                                        or

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

As of August 8, 2002 there 11,040,084 shares of the registrant's Common Stock outstanding.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                                     FORM 10-Q
                                                 TABLE OF CONTENTS

PART I     Financial Information                                                        Page No.
                                                                                        --------

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            14

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       21

PART II    Other Information

Item 1     Legal Proceedings                                                                21

Item 2     Changes in Securities                                                            21

Item 3     Defaults upon Senior Securities                                                  21

Item 4     Submission of Matters to a Vote of Security Holders                              21

Item 5     Other Information                                                                21

Item 6     Exhibits and Reports on Form 8-K                                                 21

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            TROPICAL SPORTSWEAR INT'L CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)
                                           (In thousands, except per share amounts)

                                            Thirteen           Thirteen            Thirty-nine        Thirty-nine
                                           Weeks Ended        Weeks Ended          Weeks Ended        Weeks Ended
                                            June 29,           June 30,             June 29,            June 30,
                                              2002               2001                 2002                2001
                                        ------------------ ------------------   -----------------  ------------------

Net sales                                    $ 116,262          $ 107,328           $ 346,883           $ 329,403
Cost of goods sold                              84,855             78,791             249,926             236,248
                                        ------------------ ------------------   -----------------  ------------------
Gross profit                                    31,407             28,537              96,957              93,155
Selling, general and
administrative
   expenses                                     24,291             21,655              72,716              62,991
Other charges                                   12,316                596              12,316               2,774
                                        ------------------ ------------------   -----------------  ------------------
Operating income (loss)                         (5,200)             6,286              11,925              27,390

Other (income) expense:
   Interest expense, net                         3,520              3,653              10,681              11,557
   Other, net                                     (142)               281                (797)                863
                                        ------------------ ------------------   -----------------  ------------------
                                                 3,378              3,934               9,884              12,420

Income (loss) before income taxes               (8,578)             2,352               2,041              14,970
Provision (benefit) for income taxes            (2,947)               932               1,045               5,901
                                        ------------------ ------------------   -----------------  ------------------
Net income (loss)                               (5,631)             1,420                 996               9,069

Foreign currency translations and
      Other                                        905                437               1,142              (1,061)
                                        ------------------ ------------------   -----------------  ------------------
Comprehensive income (loss)                   $ (4,726)           $ 1,857             $ 2,138             $ 8,008
                                        ================== ==================   =================  ==================

Net income (loss) per common share:
    Basic                                       ($0.69)             $0.19               $0.13               $1.19
                                        ================== ==================   =================  ==================
    Diluted                                     ($0.69)             $0.18               $0.12               $1.17
                                        ================== ==================   =================  ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)

                                                                                June 29,          September 29,
                                                                                  2002                2001
                                                                            -----------------   ------------------
                    ASSETS                                                    (unaudited)          (audited)

          Current Assets:
             Cash and cash equivalents                                         $   40,480            $   1,714
             Accounts receivable, net                                              87,312               86,908
             Inventories                                                           83,246               73,083
             Deferred income taxes                                                 13,584               15,040
             Prepaid expenses and other current assets                              7,000               18,675
                                                                            -----------------   ------------------
                         Total current assets                                     231,622              195,420

          Property and equipment, net                                              44,793               47,441
          Intangible assets, including trademarks and goodwill, net                46,663               49,455
          Other assets                                                             16,773               16,914
                                                                            -----------------   ------------------
                         Total assets                                           $ 339,851            $ 309,230
                                                                            =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                              $  65,131            $  61,973
             Current portion of long-term debt and capital leases                   1,252                2,542
                                                                            -----------------   ------------------
                         Total current liabilities                                 66,383               64,515

          Long-term debt and capital leases                                       109,242              148,772
          Deferred income taxes                                                     6,187                6,402
          Other non-current liabilities                                             3,176                3,274
                                                                            -----------------   ------------------
                          Total liabilities                                       184,988              222,963

          Shareholders' Equity:
             Preferred stock                                                            -                    -
             Common stock                                                             109                   77
             Additional paid in capital                                            85,277               18,851
             Accumulated other comprehensive loss                                  (2,033)              (3,175)
             Retained earnings                                                     71,510               70,514
                                                                            -----------------   ------------------
                          Total shareholders' equity                              154,863               86,267
                                                                            -----------------   ------------------

                          Total liabilities and shareholders' equity            $ 339,851            $ 309,230
                                                                            =================   ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (In thousands)

                                                                        Thirty-nine            Thirty-nine
                                                                        Weeks Ended            Weeks Ended
                                                                          June 29,               June 30,
                                                                            2002                   2001
                                                                     -------------------    -------------------
OPERATING ACTIVITIES
Net Income                                                                  $    996               $   9,069

Adjustments to reconcile net income to net cash
         provided by  operating activities:
    Depreciation and amortization                                              5,597                   7,642
    Deferred income taxes and other                                              778                    (194)
Changes in operating assets and liabilities:
    Accounts receivable                                                         (404)                 13,173
    Inventories                                                              (10,163)                 (2,933)
      Prepaid expenses and other current assets                               11,834                     617
      Accounts payable and accrued expenses                                    8,790                  (8,745)
                                                                        ------------------    -------------------
    Net cash provided by operating activities                                 17,428                  18,629
                                                                        ------------------    -------------------

INVESTING ACTIVITIES
Capital expenditures                                                          (5,545)                 (5,210)
Other, net                                                                        86                     276
                                                                        ------------------    -------------------
    Net cash used in investing activities                                     (5,459)                 (4,934)
                                                                        ------------------    -------------------

Financing activities
Net change in long-term debt and capital leases                              (40,833)                (13,355)
Proceeds from sale of common stock                                            63,870                       -
Proceeds from exercise of stock options                                        2,588                     612
                                                                        ------------------    -------------------
      Net cash provided by (used in) financing activities                     25,625                 (12,743)
                                                                        ------------------    -------------------
Change in currency translation and other                                       1,172                    (723)

Net increase in cash and cash equivalents                                     38,766                     229
Cash at beginning of period                                                    1,714                   1,767
                                                                        ------------------    -------------------
Cash at end of period                                                        $40,480                  $1,996
                                                                        ==================    ===================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                       June 29, 2002 and September 29, 2001
                                (In thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

The accompanying  unaudited  condensed  consolidated  financial  statements of Tropical Sportswear Int'l Corporation
(the  "Company")  include  the  accounts  of Tropical  Sportswear  Int'l  Corporation  and its  subsidiaries.  These financial  statements have been prepared in accordance with the  instructions for Form 10-Q and,  therefore,  do not include  all  information  and  footnotes  required by  generally  accepted  accounting  principles.  The  unaudited condensed  consolidated  financial  statements should be read in conjunction with the audited  financial  statements and related  notes  included in the Company's  Annual Report on Form 10-K for the year ended  September 29, 2001. In the opinion of  management,  the  unaudited  condensed  consolidated  financial  statements  contain  all  necessary adjustments  (which include only normal,  recurring  adjustments)  for a fair  presentation  of the interim  periods presented.  Operating  results  for the  thirty-nine  weeks ended June 29, 2002 are not  necessarily  indicative  of results that may be expected for the entire fiscal year ending September 28, 2002.

2.   INVENTORIES

Inventories consist of the following:

                                                             June 29,       September 29,
                                                               2002             2001
                                                          -------------    --------------

        Raw materials                                          $6,748            $6,898
        Work in process                                        16,492            14,327
        Finished goods                                         64,960            58,858
        Reserve for excess and slow moving inventory           (4,954)           (7,000)
                                                          -------------    --------------
                                                              $83,246           $73,083
                                                          =============    ==============

3.   DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                             June 29,        September 29,
                                                               2002              2001
                                                          -------------     --------------

        Revolving credit line                                  $    -            $32,131
        Real estate loan                                        7,000             13,968
        Senior Subordinated Notes                             100,000            100,000
        Other                                                   3,494              5,215
                                                          -------------     --------------
                                                              110,494            151,314
        Less current maturities                                 1,252              2,542
                                                          -------------     --------------
                                                             $109,242           $148,772
                                                          =============     ==============

4.   EARNINGS PER SHARE

Basic and diluted net income per share are computed as follows:

                                                 Thirteen          Thirteen          Thirty-nine        Thirty-nine
                                                Weeks ended       Weeks ended        Weeks ended        Weeks ended
                                                 June 29,           June 30,          June 29,           June 30,
                                                   2002               2001              2002               2001
                                               --------------    ---------------    --------------     --------------
    Numerator for basic net income (loss)
    per share:
         Net income (loss)                           $(5,631)            $1,420             $ 996             $9,069

    Denominator for basic net income (loss)
    per share:
         Weighted average shares of common
         stock outstanding                             8,204              7,661             7,877              7,646

    Effect of dilutive stock options using
    the treasury stock method                              -                133               224                 94
                                               --------------    ---------------    --------------     --------------
    Denominator for diluted net income
    (loss) per share                                   8,204              7,794             8,101              7,740
                                               ==============    ===============    ==============     ==============

    Net income (loss) per common share:
         Basic                                        ($0.69)             $0.19             $0.13              $1.19
                                               ==============    ===============    ==============     ==============
         Diluted                                      ($0.69)             $0.18             $0.12              $1.17
                                               ==============    ===============    ==============     ==============

5.  SAVANE CONSOLIDATION

On April 17, 2002, the Company  announced a plan to consolidate the  administrative,  cutting and related functions of its Savane  division in El Paso,  Texas into the  Company's  Tampa,  Florida  facility.  The Company  intends to complete all aspects of this  consolidation  by March 2003. As part of the  consolidation,  the Company will vacate its El Paso  administration  building  and cutting  facility.  The  Company is  currently  constructing  additional administrative  offices in Tampa and the current Tampa cutting facility has sufficient  capacity to accommodate the consolidated  cutting  operation.  The Company  will  continue to operate  its  distribution  center in the El Paso area.  The  consolidation  is  expected  to  result  in  a  net  reduction  of  approximately  140  associates,  or approximately 12% of the Company's domestic  workforce.  Positions  eliminated  through this consolidation  include administrative and cutting personnel.

The Company also announced the  reorganization of its South Pacific division,  including  discontinuing  production in factories in Fiji that are  partially  owned by the Company.  Product for the Company's  South Pacific  division will be sourced globally through lower cost full-package imports.

As a result of these  initiatives  (internally  referred to as "Project  Synergy"),  the Company recorded a pre-tax charge totaling  approximately $12.3 million in its third fiscal quarter of 2002 for severance,  relocation,  lease termination,  asset  write-downs  and other related  costs.  The Company  expects to record an  additional  pre-tax charge for Project  Synergy of  approximately  $3.7  million  within its next two fiscal  quarters.  As of June 29,
2002,  the  Company  has accrued  approximately  $5.0  million  related to exit costs  which  primarily  consist of severance,  lease  terminations  and related  expenses.  As of June 29, 2002, no payments have been made related to these  accruals.  The  Company's  effective  tax rate was  impacted  by certain  tax  expenses  included in Project
Synergy.  Excluding the impact of these  charges,  the  Company's  effective tax rate would have been 37.5% for the thirty-nine weeks ended June 29, 2002.

6.  STOCK OFFERING

In June 2002,  the  Company  completed  a public  offering  of 3.0  million  shares of common  stock.  The  Company received net proceeds of approximately  $63.9 million,  of which  approximately $32.0 million was used to repay all outstanding  borrowings  under the Facility,  to pay down a portion of the Company's real estate loan, and to repay certain  capital lease  obligations.  The remaining  $31.9 million will be used for the payment of the cash portion of the Project  Synergy  charges,  the  construction  of a new  administration  facility in Tampa,  Florida and for working capital and general corporate purposes, including acquisitions.

7.   RECENT ACQUISITIONS AND RELATED EXIT RESERVES

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

Subsequent to the  acquisition,  the Company began  performing a thorough  analysis of Duck Head's  operations  and developed a plan to exit certain  activities and terminate  certain  personnel.  The major activities  accomplished to date include,  among other things,  the elimination of redundant  personnel,  the closure and subsequent sale of
Duck  Head's  administrative  offices and  distribution  center in Georgia,  the closure of certain  retail  outlet stores,  and the closure of Duck  Head's  garment  assembly  plant in Costa Rica.  Personnel  termination  costs of approximately  $3.8 million related to the termination of  approximately  415 of the 500 Duck Head employees,  were accrued in connection  with the  acquisition.  As of June 29, 2002,  all accrued  termination  costs had been paid.
As of June 29, 2002, the Company had remaining  accruals of  approximately  $1.1 million related to estimated lease termination  costs for certain of Duck Head's retail outlet  stores and other exit related  activities.  Additional exit activity  related to Duck Head's retail outlet stores is currently  being  performed.  The Company  expects to complete  these exit  activities by the end of calendar  2002.  Subsequent  changes in the estimated  fair value of assets  acquired or  additional  exit  activities  will be reflected as  additional  extraordinary  gain or loss if material, until the analysis is completed.

The Company has remaining accrued  liabilities  related to the acquisition of Savane of approximately  $2.7 million related to exit costs which  primarily  consist of  estimated  lease  termination  costs.  The  Company  expects to utilize these reserves in conjunction with the Project Synergy consolidation.

8.   NEW ACCOUNTING PRONOUNCEMENTS

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

In accordance with Statement No. 142, the Company  discontinued  the  amortization of goodwill and other indefinite lived  intangible  assets  effective  September 30, 2001. A  reconciliation  of previously  reported net income and earnings per share for the thirteen weeks and the  thirty-nine  weeks ended June 29, 2002 and June 30, 2001, to the amounts adjusted for the exclusion of amortization net of the related income tax effect follows:

                                                 Thirteen           Thirteen
                                                Weeks ended        Weeks ended
                                                  June 29,           June 30,
                                                    2002               2001
                                              ---------------    ---------------

  Reported net income (loss)                      $(5,631)             $1,420
  Add: Amortization, net of tax                         -                 300
                                              ---------------    ---------------
  Adjusted net income (loss)                      $(5,631)             $1,720
                                              ===============    ===============

  Basic earnings (loss) per share:
      Reported net income (loss)                   $(0.69)              $0.19
      Amortization, net of tax                          -                0.04
                                              ---------------    ---------------
      Adjusted net income (loss) per               $(0.69)              $0.23
  share-basic
                                              ===============    ===============
  Diluted earnings (loss) per share:
      Reported net income (loss)                   $(0.69)              $0.18
      Amortization, net of tax                          -                0.04
                                              --------------    ----------------
      Adjusted net income (loss) per
  share-diluted                                    $(0.69)              $0.22
                                              ==============    ================

                                                Thirty-nine        Thirty-nine
                                                Weeks ended        Weeks ended
                                                  June 29,           June 30,
                                                    2002               2001
                                              ---------------    ---------------

     Reported net income                           $  996              $9,069
     Add: Amortization, net of tax                      -                 902
                                              ---------------    ---------------
     Adjusted net income                           $  996              $9,971
                                              ===============    ===============

     Basic earnings per share:
        Reported net income                         $0.13               $1.19
        Amortization, net of tax                        -                0.12
                                              ---------------    ---------------
        Adjusted net income per share-basic         $0.13               $1.31
                                              ===============    ===============
     Diluted earnings per share:
        Reported net income                         $0.12               $1.17
        Amortization, net of tax                        -                0.12
                                              ---------------    ---------------
        Adjusted net income per share-diluted       $0.12               $1.29
                                              ===============    ===============

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

In April 2002,  the FASB issued SFAS No.145,  "Rescission of FASB  Statements No. 4, 44, and 64,  Amendment of FASB
Statement  No. 13, and  Technical  Corrections"  ("Statement  145") which is effective  for fiscal years  beginning
after  May  15,  2002.  This  Statement   rescinds  FASB  Statement  No.  4,  "Reporting   Gains  and  Losses  from
Extinguishment  of Debt," as well as an amendment of that  Statement,  FASB Statement No. 64,  "Extinguishments  of
Debt Made to Satisfy  Sinking-Fund  Requirements" as debt extinguishments are no longer classified as extraordinary items  unless they meet the  requirements  in  Accounting  Principles  Board  Opinion  No. 30 of being  unusual and infrequently  occurring.  Finally,  this  Statement  amends other  existing  authoritative  pronouncements  to make various technical  corrections.  The Company is currently  evaluating the potential impact, if any, the adoption of
Statement 145 will have on its financial position and results of operations.

In June 2002,  the FASB issued SFAS No. 146  "Accounting  for Costs  Associated  with Exit or Disposal  Activities"
("Statement  146") which is effective for exit or disposal  activities  that are initiated after December 31, 2002.
This statement  nullifies EITF 94-3,  "Liability  Recognition for Certain Employee  Termination  Benefits and Other
Costs to Exit an Activity  (including  Certain Costs Incurred in a  Restructuring)."  Statement 146 requires that a liability for a cost  associated  with an exit or disposal  activity be  recognized  when the liability is incurred and  eliminates  the  definition  and  requirements  of  recognition  of exit  costs in EITF 94-3.  The  Company is currently  evaluating  the  potential  impact,  if any, the adoption of  Statement  146 will have on its  financial position and results of operations.

9.    SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

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

The  following  are the  supplemental  combining  condensed  statement of  operations  for the  thirteen  weeks and thirty-nine  weeks ended June 29,  2002,  and the thirteen  weeks and  thirty-nine  weeks ended June 30, 2001,  the supplemental  combining  condensed  balance sheet as of June 29, 2002 and September 29, 2001, and the  supplemental combining  condensed  statement of cash flows for the  thirty-nine  weeks ended June 29, 2002, and the  thirty-nine weeks ended June 30, 2001. The only intercompany  eliminations are the normal  intercompany  sales,  borrowings and investments in wholly-owned  subsidiaries.  Separate complete  financial  statements of the guarantor  subsidiaries are not presented because management believes that they are not material to investors.

                                                                   Thirteen Weeks Ended June 29, 2002
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 50,435         $53,929         $12,225          $  (327)        $  116,262
Gross profit                                    12,865          14,388           4,154                -             31,407
Operating income (loss)                          3,774          (8,346)           (628)               -             (5,200)
Interest, income taxes and other, net            1,785            (560)            (70)            (724)               431
Net income (loss)                                1,989          (7,786)           (558)             724             (5,631)

                                                                   Thirteen Weeks Ended June 30, 2001
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 50,556        $ 48,114          $ 9,083           $ (425)         $107,328
Gross profit                                    12,413          12,786            3,338                -            28,537
Operating income                                 4,359           1,734              193                -             6,286
Interest, income taxes and other, net            2,284           2,396             (17)              203             4,866
Net income (loss)                                2,075           (662)              210             (203)            1,420

                                                                 Thirty-nine Weeks Ended June 29, 2002
                                              -----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $152,158       $157,957           $37,467        $    (699)         $346,883
Gross profit                                    38,692         45,638            12,627                -            96,957
Operating income                                16,133         (5,060)              852                -            11,925
Interest, income taxes and other, net            7,331          3,087               319              192            10,929
Net income (loss)                                8,802         (8,147)              533             (192)              996

                                                                 Thirty-nine Weeks Ended June 30, 2001
                                              ----------------------------------------------------------------------------
Statement of Operations                        Parent       Guarantor       Non-Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $144,771         $155,708         $31,489         $ (2,565)         $329,403
Gross profit                                    35,315           46,988          10,852                -            93,155
Operating income                                12,633           13,360           1,397                -            27,390
Interest, income taxes and other, net            6,656           10,185             379            1,101            18,321
Net income                                       5,977            3,175           1,018           (1,101)            9,069

                                                                           As of June 29, 2002
                                              ------------------------------------------------------------------------------
Balance Sheet                                   Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash and cash equivalents                       $37,103           $  283          $ 3,094         $    -          $ 40,480
Accounts receivable, net                         35,894           39,316           12,102              -            87,312
Inventories                                      35,243           38,918            9,085              -            83,246
Other current assets                              7,640           12,402              542                           20,584
                                              -----------   -------------    -------------   -------------    --------------
         Total current assets                   115,880           90,919           24,823              -           231,622

Property and equipment, net                      32,962            6,415            5,416              -            44,793
Investment in subsidiaries and other assets     149,603           61,299           (1,925)      (145,541)           63,436
                                              -----------   -------------    -------------    -------------   -------------
         Total assets                          $298,445         $158,633          $28,314      $(145,541)         $339,851
                                              ===========   =============    =============    =============   ==============

LIABILITIES AND  SHAREHOLDERS'  EQUITY
Accounts payable and accrued liabilities         28,187          $30,350          $ 6,594       $      -          $ 65,131
Current portion of long-term debt and
    capital leases                                  270              950               32              -             1,252
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 28,457           31,300            6,626              -            66,383
Long-term debt and noncurrent portion of
    capital leases                              107,714            1,434               94              -           109,242
Other noncurrent liabilities                        470            8,923              (30)             -             9,363
Shareholders' equity                            161,804          116,976           21,624       (145,541)          154,863
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and shareholders'
    equity                                     $298,445         $158,633          $28,314      $(145,541)         $339,851
                                              ===========   =============    =============   =============    ==============

                                                                        As of September 29, 2001
                                              ------------------------------------------------------------------------------
Balance Sheet                                  Parent        Guarantor       Non-Guarantor
                                                Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash                                             $  190           $  249          $ 1,275        $     -           $ 1,714
Accounts receivable, net                         33,955           45,958            6,995              -            86,908
Inventories                                      27,358           36,896            8,829              -            73,083
Other current assets                             18,047           13,995            1,673              -            33,715
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      79,550           97,098           18,772              -           195,420

Property and equipment, net                      30,695           11,115            5,631              -            47,441
Investment in subsidiaries and other assets     152,586           55,686            1,908       (143,811)           66,369
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                            $262,831         $163,899          $26,311      $(143,811)         $309,230
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities        $27,832          $28,578           $5,563        $     -          $ 61,973
Current portion of long-term debt and
    capital leases                                1,051            1,223              268              -             2,542
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 28,883           29,801            5,831              -            64,515
Long-term debt and noncurrent portion of
    capital leases                              145,964            2,702              106              -           148,772
Other noncurrent liabilities                        722            8,986              (32)             -             9,676
Shareholders' equity                             87,262          122,410           20,406       (143,811)           86,267
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and shareholders'
       equity                                  $262,831         $163,899          $26,311      $(143,811)         $309,230
                                              ===========   =============    =============   =============    ==============

                                                                   Thirty-nine Weeks Ended June 29, 2002
                                              --------------------------------------------------------------------------------
Statement of Cash Flows                         Parent         Guarantor      Non-Guarantor
                                                 Only        Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                              -----------   --------------    -------------   --------------  --------------

Net cash provided by operating activities      $ 14,221           $  2,026        $ 1,181          $    -        $  17,428
Net cash used in investing activities            (4,287)              (957)          (215)              -           (5,459)
Net cash provided by (used in) financing
activities                                       27,373             (2,601)           853               -           25,625
Other                                              (394)             1,566             -                -            1,172
Net increase in cash                             36,913                 34          1,819               -           38,766
Cash and cash equivalents, beginning of
period                                              190                249          1,275               -            1,714
Cash and cash equivalents, end of period         37,103                283          3,094               -           40,480

                                                                   Thirty-nine Weeks Ended June 30, 2001
                                              --------------------------------------------------------------------------------
Statement of Cash Flows                         Parent         Guarantor      Non-Guarantor
                                                 Only        Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                              -----------   --------------    -------------   --------------  --------------

Net cash provided by operating activities      $ 15,324           $ 2,341           $ 964          $   -          $ 18,629

Net cash used in investing activities            (4,486)             (198)           (250)             -            (4,934)
Net cash used in financing activities           (10,887)           (1,143)           (713)             -           (12,743)
Other                                                 -              (723)              -                             (723)
Net increase (decrease) in cash                     (49)              277               1              -               229
Cash, beginning of period                           171                22           1,574              -             1,767
Cash, end of period                                 122               299           1,575              -             1,996

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our results of  operations for fiscal 2001 and fiscal 2002 were  adversely  impacted  by negative  economic  trends including increasing  unemployment,  declines in the U.S. equity markets and decreased consumer  confidence.  These trends have continued in fiscal 2002.  During these periods,  apparel  retailers sought to increase consumer demand and reduce  inventories  with  aggressive  price  discounting,  particularly  in the department  store channel.  In addition, certain  producers made brands available to mass merchants and discounters that normally were distributed
through  department and  specialty  stores.   Although  the Company's  margins did decline during  this period, the
Company  maintained  its  strategy to not  sacrifice  the  product quality,  customer  service,  brand  quality and profitable results.

Additionally, sales from the Savane(R) brand have declined  significantly since the beginning of fiscal 2002 due to declines in the department store channel  where  the Savane(R) product is generally sold.  The Company is expanding its distribution  of the Savane(R) brand  through major new core  replenishment  programs  with J.C. Penney, Kohl's and Mervyn's.  These  programs  which began  shipping in the third  quarter of fiscal 2002 are  expected to reverse the pattern of Savane's recent trends and bring sales back to fiscal 2001 levels.

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

Critical Accounting Policies

Contingencies  - The Company  accrues  for  contingent  obligations,  including  estimated  legal  costs,  when the obligations are probable and the amount is reasonably  estimable.  As facts concerning  contingencies become known, we reassess  our  position  and make  appropriate  adjustments  to the  financial  statements.  Estimates  that are particularly  sensitive to future  changes  include  tax,  legal and other  regulatory  matters such as imports and exports,  which are subject to change as events evolve and as additional  information  becomes available during the administrative and litigation process.

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
Goodwill  and other  indefinite  lived  intangible  assets are tested for  impairment,  and any  impairment  charge resulting  from the  initial  application  of  Statement  No. 142 would be  classified  as a  cumulative  change in accounting  principle.  The  provisions of Statement No. 142 require the  completion of a  transitional  impairment test within six months of adoption,  with any impairment  identified  treated as a cumulative effect of a change in accounting  principle.  In  accordance  with the  provision  of  Statement  No.  142,  the Company  performed  this transitional  impairment  test during the second  fiscal  quarter.  The results of this test indicate that goodwill and other  indefinite  lived  intangible  assets are not  impaired,  as the fair value of these assets exceed their carrying value.

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

Savane Consolidation

On April 17, 2002, the Company  announced a plan to consolidate the  administrative,  cutting and related functions of its Savane  division in El Paso,  Texas into the  Company's  Tampa,  Florida  facility.  The Company  intends to complete all aspects of this  consolidation  by March 2003. As part of the  consolidation,  the Company will vacate its El Paso  administration  building  and cutting  facility.  The  Company is  currently  constructing  additional administrative  offices in Tampa and the current Tampa cutting facility has sufficient  capacity to accommodate the consolidated  cutting  operation.  The Company  will  continue to operate  its  distribution  center in the El Paso area.  The  consolidation  is  expected  to  result  in  a  net  reduction  of  approximately  140  associates,  or approximately 12% of the Company's domestic  workforce.  Positions  eliminated  through this consolidation  include administrative and cutting functions.

The Company also announced the  reorganization of its South Pacific division,  including  discontinuing  production in factories in Fiji that are  partially  owned by the Company.  Product for the Company's  South Pacific  division will be sourced globally through lower cost full-package imports.

As a result of these  initiatives  (internally  referred to as "Project  Synergy"),  the Company recorded a pre-tax charge totaling  approximately $12.3 million in its third fiscal quarter of 2002 for severance,  relocation,  lease termination,  asset  write-downs  and other related  costs.  The Company  expects to record an  additional  pre-tax charge for Project  Synergy of  approximately  $3.7  million  within its next two fiscal  quarters.  As of June 29,
2002,  the  Company  has accrued  approximately  $5.0  million  related to exit costs  which  primarily  consist of severance,  lease  terminations  and related  expenses.  As of June 29, 2002, no payments have been made related to these accruals.

Once  completed,  the  impact of these  initiatives  is  expected  to  generate  annual  pre-tax  cost  savings  of approximately  $4.5 million  beginning in fiscal 2003. The Company  believes that Project  Synergy will improve its ability to service its customers through one centralized location.

Results of Operations

The  following  table  sets  forth,  for the  periods  indicated,  selected  items  in the  Company's  consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen           Thirteen          Thirty-nine        Thirty-nine
                                            Weeks ended       Weeks ended         Weeks ended        Weeks ended
                                             June 29,           June 30,           June 29,           June 30,
                                               2002               2001               2002               2001
                                           --------------    ---------------    ----------------    --------------

Net sales                                       100.0%            100.0%             100.0%              100.0%
Cost of goods sold                               73.0              73.4               72.0                71.7
                                           --------------    ---------------    ----------------    --------------
Gross profit                                     27.0              26.6               28.0                28.3
Selling, general and administrative              20.9              20.2               21.0                19.1
expenses
Other charges                                    10.6               0.5                3.6                 0.9
                                           --------------    ---------------    ----------------    --------------
Operating income (loss)                          (4.5)              5.9                3.4                 8.3
Interest expense, net                             2.9               3.4                3.0                 3.5
Other, net                                       (0.1)              0.3               (0.2)                0.3
                                           --------------    ---------------    ----------------    --------------
Income (loss) before income taxes                (7.3)              2.2                0.6                 4.5
Provision (benefit) for income taxes             (2.5)              0.9                0.3                 1.8
                                           --------------    ---------------    ----------------    --------------
Net income (loss)                                (4.8)%             1.3%               0.3%                2.7%
                                           ==============    ===============    ================    ==============

Thirteen weeks ended June 29, 2002 compared to the thirteen weeks ended June 30, 2001

         Net  Sales.  Net sales  increased  to $116.3  million  for the third  quarter of fiscal  2002 from  $107.3 million in the  comparable  prior year  quarter.  This  increase was primarily due to a 17% increase in units sold, which was offset by lower average  selling  prices.  The decrease in average  selling prices was due to the Company experiencing  pricing  pressure due to the weak retail  conditions.  Additionally,  the average  selling  price was impacted by a change in mix of product sales as the higher  average  selling priced  Savane(R)products  experienced declines  in unit  volume as the  department  store  channel  that Savane was  positioned  in suffered  declines in sales.  The Company is  expanding  its  distribution  of the Savane(R)brand  through  major new core  replenishment programs with  retailers.  The new expanded  distribution  is expected to more than offset  Savane's recent adverse trends in the declining moderate department store retail sector where Savane has traditionally been positioned.

         Gross Profit.  Gross profit  increased to $31.4 million,  or 27.0% of net sales,  for the third quarter of fiscal 2002,  from $28.5 million,  or 26.6% of net sales,  for the comparable  prior year quarter.  The increase in the gross  margin was  primarily  due to a reduction  in raw  materials  and  assembly  costs and other  production efficiencies.

         Selling,  General and Administrative  Expenses.  Selling,  general and administrative expenses increased to
$24.3 million,  or 20.9% of net sales,  for the third quarter of fiscal 2002,  from $21.7  million,  or 20.2% of net sales,  for the comparable prior year quarter.  The increase in operating  expenses as a percentage of net sales was primarily  due to the higher  relative  operating  expenses  associated  with the Duck Head and  Victorinox  branded business,  as the Company continues to make investments and provide  additional  marketing and financial support for these growth brands.

         Other  Charges.  Other  charges  for the third  quarter of fiscal 2002 of $12.3  million  relate to Project
Synergy and include reserves for severance,  lease terminations,  asset write-downs,  and other related costs. Other charges for the comparable prior year quarter of $596,000 relate to severance.

         Interest  Expense.  Interest expense  decreased to $3.5 million for the third quarter of fiscal 2002, from
$3.7 million for the  comparable  prior year quarter.  The decrease was  primarily  due to lower  average  interest rates.

         Other,  net.  During the third quarter of fiscal 2002,  the Company  recorded  other income of $142,000 as compared  with other expense of $281,000 for the third quarter of fiscal 2001.  The change  consisted  primarily of lower  amortization  expense and higher royalty  income,  offset in part by higher factor fees. In accordance  with
Statement No. 142, the Company  discontinued  the  amortization of its intangible  assets  effective  September 30,
2001.

         Income  Taxes.  The  Company's  effective  income tax rate for the third  quarter of fiscal 2002 was 34.4%
compared to 39.6% in the comparable  prior year quarter.  Excluding the impact of certain tax expenses  included in
Project  Synergy,  the Company's  effective tax rate would have been 37.5%.  The decrease in the effective  rate is primarily the result of tax planning  strategies  implemented  by the Company and the  reduction of  non-deductible goodwill amortization.  These rates are based on the Company's expected effective annual tax rate.

         Net Income.  As a result of the above factors, particularly  the charges related to Project  Synergy,  the
Company  incurred a net loss of $5.6  million for the third quarter of fiscal  2002 as compared  with net income of
$1.4 million in the comparable prior year quarter.

Thirty-nine weeks ended June 29, 2002 compared to the thirty- nine weeks ended June 30, 2001

         Net Sales.  Net sales  increased  to $346.9  million  for the  thirty-nine  weeks ended June 29, 2002 from
$329.4  million in the  comparable  prior year period.  This  increase was primarily due to a 19% increase in units sold,  a small  portion of which  related to sales of Duck Head(R)branded  product,  which was  acquired  in August
2001.  This increase was offset by a decrease in average  selling  prices.  The decrease in average  selling prices was due to the  Company  experiencing  pricing  pressure  due to the  weak  retail  conditions.  Additionally,  the average  selling  price was  impacted  by a change in mix of product  sales as the higher  average  selling  priced
Savane(R)products experienced declines in unit volume as the department store channel that Savane was positioned in suffered  declines in sales.  The Company is expanding  its  distribution  of the Savane(R)brand  through major new core  replenishment  programs  with  retailers.  The new  expanded  distribution  is  expected  to more than offset
Savane's  recent  adverse  trends in the  declining  moderate  department  store  retail  sector  where  Savane has traditionally been positioned.

         Gross Profit.  Gross profit increased to $97.0 million,  or 28.0% of net sales, for the thirty-nine  weeks ended June 29,  2002,  from $93.2  million,  or 28.3% of net  sales,  for the  comparable  prior year  period.  The increase in the gross  margin was  primarily  due to a reduction  in raw  materials  and  assembly  costs and other production efficiencies, offset in part by lower average selling prices.

         Selling,  General and Administrative  Expenses.  Selling, general and administrative expenses increased to
$72.7 million,  or 21.0% of net sales, for the thirty-nine weeks ended June 29, 2002, from $63.0 million,  or 19.1%
of net sales,  for the  comparable  prior year period.  The increase in operating  expenses as a percentage  of net sales was primarily due to the higher  relative  operating  expenses associated  with the Duck Head and  Victorinox branded components of the business, as the Company continues to make investments and provide  additional  marketing and financial support for these growth brands.

         Other  Charges.  Other charges for the  thirty-nine weeks ended June 29, 2002 of $12.3  million  relate to
Project  Synergy and include  reserves for  severance,  lease terminations,  asset  write-downs,  and other related costs.  Other  charges  for the  comparable  prior  year period of $2.8  million  relate to  severance,  in-process research and development acquired in connection with the Victorinox(R)license, costs related to closure of a sewing plant in Chihuahua, Mexico, and costs related to the unsuccessful pursuit of an acquisition.

         Interest  Expense.  Interest expense  decreased to $10.7 million for the thirty-nine  weeks ended June 29,
2002,  from $11.6  million for the  comparable  prior year period.  The decrease was primarily due to lower average interest rates.  During this period, the Company's average borrowings remained relatively flat.

         Other,  net.  During the  thirty-nine  weeks ended June 29,  2002,  the Company  recorded  other income of
$797,000 as compared  with other  expense of $863,000 for the  thirty-nine  weeks ended June 30,  2001.  The change consisted  primarily of lower  amortization  expense and higher  royalty  income,  offset in part by higher  factor fees. In accordance with Statement No. 142, the Company  discontinued  the  amortization  of its intangible  assets effective September 30, 2001.

         Income  Taxes.  The  Company's  effective  income tax rate for  thirty-nine  weeks ended June 29, 2002 was
51.2%  compared  to 39.4% in the  comparable  prior year  period.  Excluding  the impact of  certain  tax  expenses included  in Project  Synergy,  the  Company's  effective  tax rate  would have been  37.5%.  The  decrease  in the effective rate is primarily the result of tax planning  strategies  implemented by the Company and the reduction of non-deductible goodwill amortization.  These rates are based on the Company's expected effective annual tax rate.

         Net Income.  As a result of the above factors,  particularly  the charges related to Project Synergy,  net income  decreased  to $1.0 million for the  thirty-nine  weeks ended June 2002 from $9.1 for the thirty-nine  weeks ended June 29, 2001.

Liquidity and Capital Resources

The Company's  revolving  credit line (the  "Facility") provides for  borrowings of up to $110 million,  subject to certain  borrowing base limitations.  Borrowings under the Facility bear variable rates of interest and are secured by  substantially  all of the Company's domestic  assets.  The Facility  matures in June 2003. As of June 29, 2002, the Company had no outstanding borrowings under the Facility.

In June 2002,  the  Company  completed  a public  offering  of 3.0  million  shares of common  stock.  The  Company received net proceeds of approximately  $63.9 million,  of which  approximately $32.0 million was used to repay all outstanding  borrowings  under the Facility,  to pay down a portion of the Company's real estate loan, and to repay certain  capital lease  obligations.  The remaining  $31.9 million will be used for the payment of the cash portion of the Project  Synergy  charges,  the  construction  of a new  administration  facility in Tampa,  Florida and for working capital and general corporate purposes, including acquisitions.

Capital  expenditures  totaled  $5.5  million for the  thirty-nine  weeks ended June 29,  2002 and are  expected to approximate  $11.0 million for the entire  fiscal year.  The  expenditures expected for the remainder of the fiscal year primarily relate to the construction of an administration building in Tampa, Florida,  which is expected to be completed  during the quarter  ended March 2003,  and the upgrade or replacement  of various  other  equipment  and computer systems including hardware and software.

During  the  thirty-nine  weeks  ended  June  29,  2002,  the Company  generated  $17.4  million  of cash  from its operations.  This was primarily the result of net income of $1.0 million (which included non-cash  expenses of $6.4 million),  a decrease in prepaid  expenses  and other  current  assets of $11.8  million (which  included  net cash proceeds  of  approximately  $6.7  million  from the sale of the  former  Duck Head headquarters  and  distribution center),  an increase  in  accounts  payable  and  accrued  expenses of $8.8  million,  and an increase in accounts receivable of $0.4 million, offset in part by an increase in inventories of $10.2 million.

In connection with Project Synergy,  the Company expects to utilize a total of approximately  $13.0 million in cash from its third fiscal  quarter of 2002 through its first  fiscal  quarter of 2003, related to payments for employee separations, employee relocation, moving costs and costs to terminate certain operating leases.

During the  thirty-nine  weeks ended June 29,  2002,  the Company  generated  $25.6 million of cash from  financing activities,  principally related to net proceeds of $63.9 million from the public offering of 3.0 million shares of common stock in June 2002.  Net proceeds from the offering were utilized to repay certain borrowings noted above.

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

Seasonally

Historically,  the Company's  business has been  seasonal,  with slightly higher sales and income in the second and third fiscal quarters.  In addition,  certain of the Company's products, such as shorts and corduroy pants, tend to be seasonal in nature.  In the event such products  represent a greater percentage  of the  Company's  sales in the future, the seasonally of the Company's sales may be increased.

Factors Affecting the Company's Business and Prospects

This  report  contains  forward-looking  statements  subject to the safe harbor  created by the Private  Securities
Litigation Reform Act of 1995.  Management  cautions that these statements  represent  projections and estimates of future  performance  and involve  certain  risks and  uncertainties.  The  Company's  actual  results  could differ materially from those  anticipated in these  forward-looking  statements as a result of certain factors  including, without  limitation:  difficulties  in  achieving  continued  operating  efficiencies;  our  inability  to  achieve projected  revenue  and  earnings  growth  in  fiscal  2002;  disruptions  in  the  business  associated  with  the consolidation  of the cutting and  administrative  functions of the Savane  division from El Paso,  Texas to Tampa,
Florida;  disruptions in the business  associated  with  discontinuing  production in the partially owned plants in
Fiji;  failure to achieve the planned cost savings  associated with the consolidation and  reorganization;  failure of the  Company's  customers  to accept the  Company's  post-consolidation  integrated  production  and  selling of products;  restrictions  and  limitations  placed  on us by our  debt  instruments;  general  economic  conditions, including  but not  necessarily  limited to,  recession or other  cyclical  effects  impacting our customers in the
United States or abroad,  changes in interest rates or currency exchange rates;  potential changes in demand in the retail market;  reduction in the level of the consumer  spending;  the  availability and price of raw materials and global  manufacturing  costs and  restrictions;  increases in costs;  the  continued  acceptance  of the  Company's existing and new products by its major customers;  the financial strength of the Company's major customers;  delays or other  difficulties  in  implementing  the Company's  business plans for Duck Head;  delays  associated with the timing of shipment and  acceptance of the  Victorinox(R)apparel line; the ability of the Company to continue to use certain  licensed  trademarks  and  tradenames,  including  Victorinox(R),  John Henry(R),  Bill Blass(R),  and Van
Heusen(R); business  disruptions and costs arising from acts of terrorism or other military  activities  around the globe; and other risk factors  listed from time to time in the Company's  SEC reports,  filings and  announcements, including  its  Annual Report  on Form 10-K.  In addition,  the estimated  financial  results for any period do not necessarily indicate  the  results  that  may  be expected for any future  period,  and the Company  undertakes  no obligation to update them.

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
                None

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

August 12, 2002

Index to Exhibits

Exhibit
Number            Description
------            -----------

   *3.1           Amended and Restated Articles of Incorporation of Tropical  Sportswear Int'l  Corporation  (filed as Exhibit 3.1 to Tropical Sportswear Int'l Corporations Form 10-Q filed May 14, 2002).
    3.2           Amended and Restated By-Laws of Tropical Sportswear Int'l Corporation (filed herewith).
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
   10.1           Eleventh  Amendment to Loan and  Security  Agreement  with Fleet  Capital  Corporation  dated May
                  22, 2002 (filed herewith).
   10.2           Note  Amendment  Agreement to Renewal and  Replacement Promissory Note with Bank of America, N.A.
                  dated June 26, 2002 (filed herewith)
   10.3           Amendment to Loan Agreement with Bank of America, N.A. dated March 31, 2002 (filed herewith).

*  Incorporated by reference.