Form 10-K
period 2002-09-28
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2002-12-20
CIK 1044324

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-K

 (Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended      September 28, 2002

                                          or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ____________________ to  ______________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                                              [X] Yes           [  ] No

As of December  17, 2002 there were  11,040,452  shares of Common Stock  outstanding.  The  aggregate  market value of the Common Stock held by non-affiliates of the registrant  (assuming for purposes of this calculation,  without  conceding,  that all executive officers and directors are  "affiliates"),  based on the last sale price  reported on the Nasdaq  National  Market as of December 17, 2002,  was
$62,281,555

                                                 DOCUMENTS INCORPORATED BY REFERENCE:

Certain  portions of the Proxy Statement for the Annual Meeting of Shareholders of Tropical  Sportswear Int'l  Corporation,  to be held on January 28, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                                 TROPICAL SPORTSWEAR INT'L CORPORATION

                                                       ANNUAL REPORT ON FORM 10-K

                                                           TABLE OF CONTENTS
PART I                                                                               Page No.

Item 1     Business                                                                          5
Item 2     Properties                                                                       17
Item 3     Legal Proceedings                                                                17
Item 4     Submission of Matters to a Vote of Security Holders                              18
Item 4A    Executive Officers of the Registrant                                             18

PART II

Item 5     Market for Registrant's Common Equity and Related Shareholder Matters            19
Item 6     Selected Financial Data                                                          20
Item 7     Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                    20
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                       35
Item 8     Financial Statements and Supplementary Data                                      35
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                       35

PART III

Item 10    Directors and Executive Officers of the Registrant                               36
Item 11    Executive Compensation                                                           36
Item 12    Security Ownership of Certain Beneficial Owners and Management                   36
Item 13    Certain Relationships and Related Transactions                                   36
Item 14    Controls and Procedures                                                          36
Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K                  37

Forward Looking Statements

Certain  statements  contained in this Annual Report on Form 10-K that are not purely  historical  may be forward-  looking  statements within the meaning of Section 27A of the  Securities Act of 1933, as amended,  and Section 21E of the Securities  Exchange Act of 1934,
as amended,  including  statements  regarding  our  expectations,  hopes,  beliefs,  intentions,  or  strategies  regarding the future.
Forward-looking  statements  are subject to the safe harbor  created by the Private  Securities  Litigation  Reform Act of 1995.  These
statements  involve  known and unknown  risks,  uncertainties  and other  factors which may cause our actual  results,  performance  or achievements  to be  materially  different  from  any  future  results,  performances  or  achievements  expressed  or  implied  by the forward-looking statements.  Forward-looking statements include, but are not limited to, statements about:

o   Our projected sales and earnings growth;
o   Cost savings from our consolidation efforts;
o   The success of new products;
o   Our product mix;
o   Our goal to shorten the production cycle;
o   Potential acquisitions by us;
o   Our future financing plans;
o   Increases in sales of our Farah(R)brand through Wal-Mart;
o   The benefits of expanding our distribution of Savane(R)through new core replenishment programs;
o   Trends affecting our results of operations and financial condition; and
o   Our business' growth, operating and financing strategies.

In some cases, you can identify  forward-looking  statements by terms such as "may",  "will",  "should",  "could," "would,"  "expects,"
"plans," "intends,"  "anticipates,"  "believes,"  "estimates," "projects," "predicts," "potential," and similar expressions intended to identify  forward-looking  statements.  These statements,  which reflect our current views with respect to future events,  are based on assumptions  and  subject  to risks and  uncertainties.  Given  these  uncertainties,  you  should not place  undue  reliance  on these forward-looking statements.  Among the factors that could cause actual results to differ from the forward-looking statements are:

o   General economic conditions,  including but  not necessarily limited to recession or other cyclical effects impacting  customers in the United States and abroad;
o   Disruptions in the business  associated with the  consolidation  of the cutting and administrative functions of our Savane division from El Paso, Texas to Tampa, Florida;
o   Failure to achieve planned cost savings associated with consolidation and reorganization;
o   Disruption in the business associated with changes in management;
o   Restrictions and limitations placed on us by our debt instruments;
o   The financial strength of our customers;
o   Regulatory matters affecting us, including quotas and tariffs;
o   Removal of trade quotas applicable to countries other than Mexico or the Caribbean Basin beginning in 2005;
o   International risks including exchange rate fluctuations,  trade disruptions,  and political instability of foreign markets that we produce in or purchase materials from;
o   Reduction in the level of consumer spending;
o   The availability and price of raw materials and global manufacturing costs and restrictions;
o   Continued pricing pressures on our product line;
o   The inability to successfully identify, acquire and profitably operate brands, companies and businesses;
o   Increases in costs;
o   The availability and quality of independent manufacturers;
o   Changes in fashion trends and consumer preferences;
o   The continued acceptance of our existing and new products by our major customers;
o   The continued viability of our major suppliers;
o   Delays associated with the timing of shipment and acceptance of the Victorinox(R)apparel line;
o   Our ability to continue to use existing and obtain additional licensed trademarks and tradenames,  including  Bill Blass(R)and Van
    Heusen(R);
o   Seasonality in our business;
o   Business disruptions and costs arising from acts of terrorism or military activities around the globe; and
o   Those risks and uncertainties discussed under the heading "Risk Factors".

All  forward-looking  statements  included in this document are based on information  available to us on the date hereof, and we assume no  obligation  to update any such  forward-looking  statements.  Other  factors  that could  cause  actual  results to differ from the forward-looking statements are the factors discussed in Items 1 through 3 and 7 of this report.

                                                                PART I

Item 1.  Business

General

         We are a leading  innovator,  designer,  producer and marketer of  high-quality  branded and retailer  private branded apparel products  that we sell to major  retailers  in all levels and channels of  distribution.  Over the last  decade,  we have  developed an operating  blueprint that is designed to consistently  and profitably  deliver  apparel  products to our customers  faster,  better and cheaper than our competition.  Our business model emphasizes core,  recurring styles to minimize  inventory risk and to maximize return on investment to our customers by combining affordable,  high-quality  products,  on-time and complete customer order fulfillment,  and comprehensive  retail inventory  management  systems. As part of this approach,  we have focused on improving our operating  efficiency and  product  speed to market  beyond  the  traditional  benchmarks  associated  with the  apparel  industry.  We have used  other high inventory-turnover  consumer goods  industries to set goals for our operating  performance.  We believe that this approach has not only transformed us into a fast-moving consumer goods company but has also established us as a leader in the apparel industry.

         Our primary  product lines  feature  casual and  dress-casual  pants,  shorts,  denim jeans and woven and knit shirts for men, women, boys and girls.  Our products are marketed under widely recognized international and national brands, including:

Our owned brands:                     Our licensed brands:                        Retailer national private brands:
o   Savane(R)                         o   Victorinox(R), the                      o   Puritan(R)
o   Farah(R)                              makers   of  the   original             o   Member's Mark(R)
o   Duck Head(R)                          Swiss Army(TM)Knife                     o   George(TM)
o   Flyers(TM)                        o   Bill Blass(R)                           o   Sonoma(R)
o   The Original Khaki Co.(R)         o   Van Heusen(R)                           o   Croft & Barrow(R)
o   Bay to Bay(R)                                                                 o   St. John's Bay(R)
o   Two Pepper(R)                                                                 o   Charter Club(R)
o   Royal Palm(R)                                                                 o   Roundtree & Yorke(R)
o   Banana Joe(R)                                                                 o   Geoffrey Beene(R)
o   Authentic Chino Casuals(R)                                                    o   G.H. Bass(R)
                                                                                  o   Izod(R)
                                                                                  o   White Stag(R)

         Our brand  strategy  provides  for the  distribution  of our  products  across all major  apparel  retail  channels  including department stores,  discounters and mass merchants,  wholesale clubs, national chains,  specialty stores, catalog retailers, our retail outlets and the Internet.  Our major customers include:

o   Wal-Mart                          o   Philips-Van Heusen                      o   Saks
o   Sam's Club                            Retail Outlets                          o   BJ's
o   Kohl's                            o   Federated                               o   Mervyn's
o   J.C. Penney                       o   Belk                                    o   Costco
o   Dillard's                         o   May Company

         Our seasoned management team has driven robust and profitable growth of our business through internal  development,  licensing and strategic  acquisitions.  Since fiscal 1997,  the year prior to our initial  public  offering,  we have  acquired and  successfully integrated four major brands - Savane(R), Farah(R), Duck Head(R)and Victorinox(R).  These acquisitions have enabled us to significantly expand our reach and presence to all market  segments  and levels of retail  distribution.  The  integration  of these brands  combined with our organic growth has significantly enhanced our overall growth.  From fiscal 1997 through fiscal 2002, we have realized:

o   Net sales growth from $152 million to $464 million, or a compound annual growth rate of approximately 25%; and
o   EBITDA growth,  excluding other charges,  over the same period from $18 million to $39 million, or a compound annual growth rate of approximately 17%.

         We were founded in 1927. Our primary  executive  offices are located at 4902 West Waters Avenue,  Tampa,  Florida  33634-1302,
and our telephone number is 813-249-4900.

Industry

         The apparel  industry is large and highly  fragmented.  According to NPD, a retail  industry  research firm, the U.S.  apparel industry  totaled  approximately  $166 billion in retail sales in 2001.  The total retail market for our core  products,  which include bottoms and tops for men, women, boys and girls, was approximately $77 billion in 2001.

         We believe that the apparel industry is currently characterized by the following trends:

o   Increasing consumer  demand for  brands and retailer's private brands featuring greater innovation, higher quality, new technology, better fit, increased comfort and value pricing;
o   Increasing consumer demand for convenient, easy to shop and competitively priced apparel retailers;
o   Consolidation of major apparel retailers;
o   Heightened dependence by  major apparel retailers  on key vendors that can  maximize the retailers' return  on  investment, improve customer service and provide vendor managed inventory and category management programs;
o   Focus by major apparel retailers on national brands that meet evolving consumer needs; and
o   Consolidation by major apparel retailers of their suppliers into core retailer-supplier partnerships.

Competitive Strengths

         The success of our business  has  resulted  from several key  strengths,  which we believe  distinguish  us from others in our industry, including the following:

         Highly  Diversified  Portfolio  of Brands and  Distribution  Channels.  Our product  lines  currently  feature  over 75 brands including our owned and licensed  brands as well as retailer  private  brands.  We believe that the breadth of this portfolio of brands allows us to penetrate all levels of  distribution  and mitigates the risk that  potential  negative  trends in any one market  segment will  significantly  impact our company.  In addition,  the  positioning  of our brand  portfolio and retailer  private brands across a broad range of price points  enables us to maximize  penetration  of our  customer  base by providing  them with  differentiated  brand programs to target consumers across all demographics.

         Continuous  Innovation.  Innovation  is a key element of our  success.  We have a proven  record of  generating  customer  and consumer  demand with fresh new  products  featuring  differentiated  design and  fabrication.  We  continuously  work  internally  and collaborate  with our  suppliers  to  improve  our  products.  We devote  significant  resources  to  researching  consumer  trends and preferences,  developing  new fabrics and product  finishes and designing  products to meet  consumer needs.  In addition, our Farah(R)
brand was first to market with 100% cotton,  wrinkle-free  pants.  Also, in fiscal 2000, we  introduced  the "packable  short," a short that packs within itself.  The packable short had strong  consumer  acceptance,  with one of our largest  customers  reporting sales of over 100,000 units in a single week.

         Superior  Product  Quality.  Our superior  product  quality is critical to our success given  increasing  consumer  demand for quality apparel products at compelling  values.  We apply stringent quality  standards  throughout our operations,  from product design through the  sourcing of our raw  materials  from the mill and the  shipment of customer  orders.  Our quality  control  personnel  are on-site at our suppliers'  mills and inspect raw materials prior to shipment to our cutting  facility.  Similarly,  our quality control personnel  are on-site at the  facilities  of our  independent  assembly  contractors  to  supervise  quality  throughout  the assembly process.  Furthermore,  our product content and construction  specifications  require the use of matched thread throughout the garment, rigorous attention to seam  construction,  surge seaming of all pockets,  color matching of all components,  the generous use of fabric and  graduated  rise in our pants which  produce a fuller,  more  comfortable  fit. The  application  of these  standards  results in a minimal rate of customer returns for defects.

         Accelerated  Production  Process.  We have  developed  and  continue  to refine an  operating  blueprint  that  minimizes  the production  cycle  and  reduces  inventory  risk.  We  achieved  a 27 day  average  production  cycle  for  fiscal  2002  for our  core
replenishment  products,  which  represents  approximately  two-thirds  of  our  overall  production.   We  have  recently  encountered
difficulties in the consolidation of our El Paso operations,  particularly  related to our cutting  operations.  This has caused delays in delivering  products to our  customers,  and  negatively  impacted our results for our first quarter of fiscal 2003. We  anticipate, however,  that these  difficulties  will be resolved  during our second  quarter of fiscal  2003.The  production  cycle begins with the receipt  of raw  materials  and  ends  with the  receipt  of a  finished  garment  into our Fast  Track  Centers.  We  achieve  greater efficiencies in the manufacture of our core products by utilizing eight  production  platforms,  or "chassis," each requiring  distinct manufacturing  processes that  incorporate  basic core  construction  features such as waistbands  types. We believe that our "chassis"
production concept,  strategic  outsourcing of labor-intensive  garment assembly and finishing operations to independent  manufacturers in Mexico,  the Caribbean Basin and Central  America allow us to execute  production more  efficiently  and  cost-effectively  than our competitors.  This  strategy  minimizes  our  personnel  and  capital  investment  in the  production  process  and  enables us to vary production  levels with changes in customer  demand.  Our Fast Track Centers are  strategically  located to reduce the time for product delivery for us and for our  customers.  As a result of our effective  use of  technology  and our  efficient  production  process,  we believe that our unit  production  costs,  on-time and complete  customer order execution and inventory turns are among the best in the apparel industry.

         Efficient and Low-Cost  Operations.  We achieve efficient and low-cost operations through utilization of advanced  technology, the integration of our systems and those of our suppliers,  consolidation  of operational  and production  processes and the employment of an experienced,  well-trained work force. Our systems include integrated apparel design,  materials  sourcing,  production  planning and logistics,  customer order entry, sales demand  forecasting and order  fulfillment,  all of which are integrated with our financial reporting and human resources systems.  Our systems are integrated with our suppliers'  production planning  processes,  enabling us to adjust  the amount and  composition  of our raw  materials.  Our use of  technology  results  in higher  quality  products,  lower cost production  and more  effective  and  responsive  customer  order  execution.  For  example,  through our use of advanced  computerized equipment for spreading,  marking and cutting fabric, we utilize over 91% of our fabric,  which we believe is one of the highest fabric utilization  rates in the apparel  industry.  To maintain our  competitive  advantage,  we continue to make  investments  in the latest technology.  In an effort to further streamline our operations,  in fiscal 2002, we began  consolidating our cutting and administrative functions in El Paso into our Tampa  facilities.  We expect to complete the  consolidation by March 2003 and to generate annual pre-tax cost savings of $4.5 million.

         Differentiated  Customer Service and Support. We maximize customer  satisfaction  through our customized brand and merchandise management  programs.  Our programs help retailers  increase their profit margins by  outsourcing  traditional  retailer  merchandising functions and reducing their  inventory risk and markdowns.  Through these  programs,  our customers are able to leverage our expertise in tracking and evaluating  consumer trends and preferences and are able to consult with us on all aspects of  merchandising  including product  design,  labeling,  sales  strategy,  point-of-sale  advertising  and pricing.  Additionally,  as retailers have  increasingly focused on maximizing  their return on investment and inventory  turns and  partnering  with vendors that can assist them achieve those objectives,  we have been able to provide many of our customers with our  sophisticated  vendor managed  inventory  program in which we manage customer inventory levels by stock-keeping  unit, or SKU, and replenish  inventories  automatically  based on store level retail sell-through.  As an element of our programs,  we monitor product  sell-through and assist the customer in managing its floor space and inventory  portfolio  by  suggesting  merchandise  mix  adjustments  based on the point of sale SKU data we collect.  We strive to ship orders over 95% complete within the shipping window  specified by the customer.  As evidence of our customer service  capabilities,  we are the Wal-Mart  category manager for all Farah(R)brand men's apparel and accessories.  We also provide  significant financial support for several of our brands,  including the Savane(R)brand,  which include in-store  fixtures,  co-op and other advertising  support.  We believe that these services build brand recognition and customer loyalty as well as support for the brand by the retailer.

Growth Strategies

         We are well  situated to continue to  strengthen  our  position as a leading  innovator,  designer,  producer  and marketer of high-quality  branded and private branded apparel  products,  both internally and through  opportunistic  acquisitions,  and to further expand our margins and improve our return on invested capital.  The key elements of our growth strategy include the following:

         Further  Penetrate  Existing and New Customers in Current and New Markets.  We intend to continue  leveraging our  diversified portfolio of brands and merchandising  programs to expand our existing customer  relationships by introducing new brands,  products and programs,  growing  existing  brands,  products and programs and  capitalizing  on  international  growth  opportunities  with existing customers.  Our key customers  include many of the top retailers in the world,  some of whose apparel  businesses are rapidly expanding in North America and globally.  With our  established  operations  in the United  Kingdom,  Mexico,  Canada and the South  Pacific,  we
believe that we are  well-positioned to capitalize on international sales  opportunities.  Examples of our recent successes include the important new programs we added under our Savane(R)brand with J.C. Penney,  Kohl's and Mervyn's,  and our expanding global relationship with  Wal-Mart  under the Farah(R)brand.  We are actively  pursuing  additional  new customer  relationships,  including  selected mass merchants, deep discount retailers, vertically integrated private brand retailers, and leading direct marketers.

         Continue to Expand Product  Categories.  We will continue to develop and bring to market  innovative  products that complement our existing core product  lines.  We are  currently  targeting the  introduction  of new lines of men's graphic  t-shirts and women's, boys'  and  girls'  sportswear.  We have  recently  introduced  a new line of  shirts  across  many of our  brands  and plan to  expand distribution  through all of our retail  distribution  channels  thereby  leveraging  Duck Head's  well-established  line of shirts and merchandising  expertise. We also intend to expand the licensing of our owned brands into other categories,  such as footwear,  hosiery and other  accessories.  Additionally,  we are focusing on the further  development of our denim line and related  programs in order to capitalize  on increased  consumer  demand for denim.  We believe that our ability to continue to offer an expanding  array of products will be an important driver of future growth.

         Enhanced  Productivity  and  Profitability.  We continually  explore  initiatives to improve  productivity  and  profitability through continued  shortening of the production cycle,  consolidating  operations,  leveraging our  infrastructure,  utilizing advanced technology and other  cost-savings  measures.  For example,  our continuing  focus on shortening the production cycle has resulted in a reduction  from a 39 day  production  cycle in 1997 to a 27 day  average  for  fiscal  2002.  By  modeling  our  business  after  other fast-moving  consumer  goods  companies,  we work to  eliminate  as many  minutes in the  production  cycle as possible to enable us to quickly adjust  production to meet changing customer demand and minimize excess inventory and costly  closeouts.  Additionally,  we are in the process of consolidating our cutting and  administrative  functions in El Paso into our Tampa facilities.  We expect to complete the consolidation by March 2003 and to generate annual pre-tax cost savings of approximately $4.5 million.

         Develop New and Innovative  Products.  Our focus on innovative  design and  fabrication  features is driven by consumer demand for freshness and innovation in styling,  performance  and value.  This focus on innovation is an important  reason we continue to be a key vendor to our customers  and positions us well to realize  continued  growth with our  customers and attract new  customers.  While maintaining  our focus on basic  recurring  styles,  we base our designs on a careful and thorough  assessment of  prevailing  consumer fashion and lifestyle trends to incorporate  features into our products that enhanced  styling and performance,  such as innovative new cuts,  fabrics and  finishes.  We also work with our  customers to offer  innovative  packaging  and displays as a complement  to their point-of-sale advertising.

         Pursue  Opportunistic  Acquisitions  of Businesses  and Brands.  We believe that there is significant  opportunity  for future growth through  acquisition  given the high degree of industry  fragmentation and the increasing trend by apparel retailers to focus on fewer key vendors.  The ability to acquire  existing  brands with  established  revenues and customer base represents an opportunity to broaden our brand  portfolio  with  immediate  scale,  expand  product  categories,  further  diversify and penetrate our  distribution channels and leverage our operating  platform  through  increased  economies of scale. We also intend to explore  additional  strategic licensing  opportunities  to further  enhance our brand  portfolio.  As a result of our prior  successes in acquiring  and  integrating acquisitions, we believe that we are well-positioned to capitalize on potential future acquisition opportunities.

Products

         Product  Overview.  We produce core lines of high quality casual and  dress-casual  pants,  shorts,  denim jeans and woven and knit shirts for men,  women,  boys and girls.  The  following  table sets forth our product  sales mix expressed as a percentage of our net sales for fiscal 2002:

                          Casual Pants                                  51%
                          Dress-Casual Pants                            19
                          Shorts                                        13
                          Denim                                          9
                          Shirts                                         4
                          Women's, Boys', Girls' and Other               4
                                                                   ---------
                                                                       100%
                                                                   =========

         Our product line focuses on basic,  recurring  apparel styles with  innovative  design and  fabrication  features that address consumer  preferences for styling,  performance and value. We base our designs on a careful  assessment of prevailing  consumer fashion and lifestyle  trends to  incorporate  features into our products that enhance  styling and  performance,  such as innovative new cuts, fabrics and finishes.  We believe that our focus on core apparel products makes our business less  susceptible to fashion  obsolescence and less  seasonal in nature than other  companies  that are  dependent  on fashion  styles.  Over 80% of our men's pant  products  are derived from eight production  platforms,  or "chassis," each of which incorporates  basic features  requiring  distinct  manufacturing processes,  such as inclusion of an elastic  waistband,  a jeansband or  button-flap  pockets.  We modify our basic  chassis to produce separate and distinct styles through variations in cut, fabric and finish.  This process enables us to achieve  production  consistency and  efficiencies,  while also producing a wide variety of products  through  distinctions  in color and style. In order to continue to bring  newness to the market,  we also  introduce  fashion-oriented  products on a limited  basis.  The key fabrics that we use include
100% cotton and blends utilizing silk, Tencel(R), rayon, wool, Lycra(R)and other micro-denier type fabrics as well as various blends of these and other  fabrics.  In  addition,  we have a core line of woven and knit  shirts  that are  sourced  entirely  as full  packaged imports from the Far East and the Pacific Rim.

         Design and  Development.  Our marketing team analyzes  domestic and  international  trends in the apparel  industry as well as industries outside of apparel,  including the technology,  automobile,  grocery and home furnishings industries, to determine trends in styling,  color,  consumer  preferences  and lifestyle.  Virtually all of our products are designed by our in-house  staff  utilizing a computer-aided-design,  or CAD system,  which enables us to produce computer simulated samples that display how a particular style will look in a given color and fabric.  We can quickly  generate  samples  and alter the  simulated  samples in response to consumer  input.
The use of CAD  technology  reduces the time and costs  associated  with producing  actual sewn samples prior to customer  approval and allows us to create  custom  designed  products  meeting the  specific  needs of a  customer.  Our  product  content  and  construction specifications  require the use of matched finish thread throughout the garment,  surge seaming of all pockets,  rigorous  attention to seam  construction,  color  matching of all components and the generous use of fabric and a graduated rise in our pants which produce a fuller, more comfortable fit and reduce costly customer returns.

Brands

         Our product lines  currently  feature over 75 brands.  Our products are marketed  under our owned brands, including Savane(R),
Farah(R), Duck Head(R), Flyers(TM), The Original Khaki Co.(R), Bay to Bay(R), Two  Pepper(R), Royal Palm(R), Banana Joe(R)and Authentic
Chino  Casuals(R),  and our  licensed national brands,  including Victorinox(R),  Bill Blass(R),  Van Heusen(R)and John Henry(R), and
numerous private brands owned by our key customers.

         The following table sets forth net sales by brand category for fiscal 2002:

                          Retailer Private Brands                       35%
                          Savane(R)                                     27
                          Farah(R)                                      15
                          Other Owned Brands                            11
                          Licensed Brands                                7
                          Duck Head(R)                                   5
                                                                   ---------
                                                                       100%
                                                                   =========

         The  diversity of our brand  portfolio,  which covers price points from our high-end  Victorinox(R)products to our  customers'
private  brands,  enables us to maximize  penetration of our customers by providing them with  differentiated  brand programs to target consumers across all demographics.

         The following chart illustrates the distribution channels through which we sell our primary brands:

          Brand                           Product Categories                Distribution Channels
          Victorinox(R), the makers of    A collection of high-tech         High-end department stores
          the original Swiss Army(TM)     outerwear, shirts, casual         and specialty stores
          Knife                           and dress-casual pants,
                                          shorts and jeans

          Savane(R)                       Men's, women's, misses,           Finer to moderate department
                                          boys' and girls' casual and       stores and specialty stores
                                          dress-casual pants, shorts,
                                          jeans and shirts

          Duck Head(R)                    Men's, women's, misses,           Moderate department stores
                                          boys' and girls' casual and       and specialty stores
                                          dress-casual pants, shorts
                                          jeans and shirts

          Farah(R)                        Men's, women's, boys' and         Exclusively available to
                                          girls' casual and                 Wal-Mart with minimal
                                          dress-casual pants, jeans         distribution in other
                                          and shorts                        international distribution
                                                                            channels

          Private Brands                  Men's, women's, boys' and         Finer department stores, mass
                                          girls' casual and                 merchants, discounters and
                                          dress-casual pants, jeans         specialty stores
                                          and shorts

         The following are brief descriptions of certain of our primary brands:

         Victorinox(R), the makers of the original Swiss Army(TM)Knife.  We acquired  the global  license to the  Victorinox(R)brand in
October 2000 and  introduced  our  Victorinox(R)product  line in fiscal  2001.  These  innovatively  designed  products are sold to our upscale  department store customers such as Bloomingdale's,  Macy's,  Nordstrom and Saks Fifth Avenue and are designed to appeal to the consumer with an active lifestyle.  We are currently evaluating our long-term strategy with this brand.

         Savane(R).  We acquired the Savane(R)brand as part of our acquisition of  Farah in June 1998.  Savane(R)historically  has been positioned  as a leading  brand at better  department  stores,  including  Federated,  May Company  and  Dillard's.  In April 2002,  we
announced  important  new  national  programs  under the Savane(R)brand with J.C.  Penney,  Kohl's and  Mervyn's.  Our Savane(R)branded clothing is targeted to consumers between 30 and 50 years old who value innovation and quality.

         Duck Head(R).  We acquired the Duck Head(R)brand in August 2001.  Established  in  1865,  the  widely-recognized  Duck Head(R)
brand provides us with opportunities to penetrate new distribution channels  and to expand our  licensing  opportunities.  Prior to our acquisition  of Duck Head in 2001,  the brand was  distributed  primarily to nine  southeastern  states.  This brand of men's and boys'
casual sportswear is also sold in our retail outlet stores.  The brand is designed to appeal to the younger attitude consumer.

         Farah(R).  We also acquired the Farah(R)brand as part of our  acquisition  of Farah.  This internationally recognized brand is exclusively  distributed  to  Wal-Mart in the United  States and is an  important  part of  Wal-Mart's  branded  global  expansion.  We currently  produce casual and  dress-casual  pants and shorts under this brand and anticipate  expanding into women's products and tops and shirts.  This line of clothing is designed to appeal to the value shopper who is between 30 and 50 years old.

         Retail Private Brands.  In addition to the owned and licensed brands in our product line, we produce  products  marketed under retailer private brands to customers including Wal-Mart, Sam's Club, Kohl's, J.C. Penney,  Dillard's,  Phillips-Van Heusen,  Federated,
May Company,  Saks,  BJ's,  Goody's,  Bass Pro Shops,  Fred Meyer and Galyan's.  Some of the better known  retailer  private brands for which  we  produce apparel  are Puritan(R),  Member's Mark(R),  George(TM),  Sonoma(R),  Croft & Barrow(R),  St. John's Bay(R), Charter
Club(R), Roundtree & Yorke(R), Geoffrey Beene(R),  G.H. Bass(R),  Izod(R) and White Stag(R).  Our products sold under retailer private brands generally  produce lower gross  margins  than  branded products,  but also  require lower  selling,  general and  administrative expenses.  Sales  of retailer private  brands  accounted  for  approximately 25%, 29% and 35% of net sales during fiscal 2000, 2001 and
2002, respectively.

        Other  Licensed  Brands.  An  important component  of the branded  position of our product line feature  brands that we license from third parties.  Our other principal licensed brands include Bill Blass(R)and Van Heusen(R).  Licensed brands are an important part of the breadth  of our  portfolio  of  brands  and our  penetration  of all  retail  distribution  channels.  Sales of products bearing licensed brands represented approximately 13%, 9% and 7% of net sales for fiscal 2000, 2001 and 2002, respectively.

Customers and Value-Added Services

         General.  We market our products across all major apparel retail channels including  department  stores,  discounters and mass merchants,  wholesale clubs, national chains,  specialty stores,  catalog retailers,  our retail outlet stores and the Internet.  Sales to our five  largest  customers  represented  approximately  51.8%,  58.2% and 55.3% of net sales during  fiscal  2000,  2001 and 2002, respectively.  Sales to Wal-Mart accounted for approximately  13.4%,  15.3% and 14.7% during fiscal 2000, 2001 and 2002,  respectively.
Sales to Sam's Club,  the  national's  largest chain of wholesale  clubs,  accounted for  approximately  12.6%,  17.6% and 13.4% during fiscal 2000,  2001 and 2002,  respectively.  We also sell our  products to other major  retailers  including  Kohl's,  Dillard's,  J.C.
Penney,  Phillips-Van Heusen Retail Outlets,  Federated, Belk, May Company, Saks, BJ's, Mervyns' and Costco and with our acquisition of
Duck Head, we operate a chain of 16 retail outlet stores.

         The following table sets forth net sales trends by distribution channel:

                                                   Fiscal 2000       Fiscal 2001        Fiscal 2002
        Department Stores                                38%                33%               27%
        Discounters and Mass Merchants                   23                 23                23
        Wholesale Clubs                                  18                 21                17
        National Chains                                   9                  9                14
        Outlet & Other                                    8                  8                 7
        Specialty Stores                                  4                  6                10
        Our Retail Outlet Stores                         --                 --                 2
                                                   --------------    ---------------    --------------
                                                        100%               100%              100%
                                                   ==============    ===============    ==============

         Customer Service and Support.  We offer our customers comprehensive brand management programs, which provide:

o   Product design, merchandise planning and support;
o   Value-added services, such as sales and pricing strategy, point-of-sale advertising, custom labeling and packaging design, just-in-
    time electronic order execution, and retail profitability analysis; and
o   Access to advanced sales forecasting and inventory management systems and Internet order fulfillment.

         We believe that close  collaboration  with our customers  provides our  employees the  opportunity  to better  understand  the fashion,  fabric and pricing  strategies of the customer and leads to the generation of products that are more consistent with customer expectations.  At the same time,  we provide the  customer the  opportunity  to benefit from our  substantial  expertise in  designing, packaging  and labeling high quality  products,  our consumer  purchasing  data and  experience,  our  merchandise,  brand and category management  capabilities and expertise in tracking and evaluating  consumer trends and preferences.  In addition,  we offer each of our existing and  prospective  customers a marketing  plan tailored to the customer's  market niche.  Using our marketing data and industry experience,  we are able to create for each customer and each product, a plan that outlines optimum volume and pricing  strategies,  as well as sell-through, expected markdowns and profit margins.

         Stock  Replenishment  Program.  Accurate and timely order execution is achieved through an electronic data  interchange  order entry or EDI, and quick  replenishment  of core SKUs.  Substantially  all orders are placed via EDI and orders are  executed  utilizing fully  integrated  inventory  management  and order  fulfillment  technology.  We strive to ship  orders over 95%  complete  within the shipping window  specified by the customer.  Our systems also enable us to track  point-of-sale  activity by SKU and forecast  consumer demand and seasonal  inventory  requirements  on a real-time  continuous  basis.  We believe that our advanced  technology  and systems enhance the value of our products  and  customer  service and provide the platform to support our  expanding  category  management  and vendor-managed inventory programs.

         Product  Labeling and Packaging.  We differentiate  our products  through  customized  labeling,  point-of-sale  packaging and other brand  identification  techniques.  For most of our  customers,  we manage the design and  production  of labeling and  packaging materials.  Management  regularly  analyzes  consumer  product  labeling and packaging and consumer  targeting  trends evident in other retailing  formats,  including the automobile,  grocery and home  furnishings  industries.  We primarily ship products  directly to our customers' retail stores in floor-ready form and offer innovative packaging and displays.

         Under our national brand programs, including Savane(R),  Farah(R) and Duck Head(R),  products are labeled at garment  assembly factories.  Under our private  brand  programs,  most  products  are  delivered  to our Fast Track  Centers  without  customer-specific labeling and packaging,  which is then added to the product only after we receive a customer's  confirmed  purchase order.  This common finished goods strategy enables us to minimize  inventory risk by selling the same product under  customer-specific  marketing packages to different  retailers in every  distribution  channel and offers  quick-response  execution of customer orders without the associated
risk  of  carrying   customer-specific   inventories.   Under  certain   circumstances  and  on  a  limited  basis,  we  will  apply  a customer-specific label to the product during the production process.

         Salesforce.  Our products are principally sold by our experienced  in-house sales and marketing  associates located across the
United States and  internationally.  We also maintain  customer focused sales and marketing  support teams dedicated to analyzing sales and marketing data.

         Our Retail  Outlet  Stores.  We operate 16 retail outlet stores  located in nine states,  all of which are leased  properties.
These stores,  which are located  primarily in outlet malls in suburban  locations,  sell principally Duck Head(R)branded  products. We are in  the  process of  closing  certain  unprofitable retail  outlet stores.  We  will not expand our retail outlet stores and we are currently evaluating our long-term strategy with respect to existing stores.

Products and Sourcing

         General.  We purchase our raw materials,  including  fabrics,  principally from sources in the United States. We currently cut our fabric at our Tampa facility  before  offshore  assembly and finishing in Mexico and the Caribbean  Basin.  We believe that the use of independent  assembly  contractors  to assemble  components  cut at our facility  enables us to provide  customers with high quality goods at significantly  lower prices than if we operated our own assembly  facilities.  We also source  approximately  one-third of our products  through the use of  full-package  imports  from  independent  manufacturers  located in the Pacific  Rim, the Middle East and
Mexico.

         Purchasing.  We principally  purchase raw materials,  including fabrics,  thread,  trim and labeling and packaging  materials, from  domestic  sources  based  on  quality,  pricing  and  availability.  Although  we have no  long-term  agreements  with any of our suppliers,  we believe  that  generally we have the  flexibility,  if needed,  to replace a supplier  with  minimal  disruption  to our business.  We generally  undertake a quality audit at our major  suppliers  prior to shipment to assure that quality  standards are met and to avoid  unnecessary  delays.  An  additional  quality  audit is  performed  upon  receipt of all raw  materials.  We project  raw material  requirements  through a series of planning sessions,  taking into account orders received and future projections by style and color.  This data is then used to purchase the raw material  components  needed by  production  time frame in order to meet  customers'
requirements.

         Cutting.  We utilize  advanced  computerized  equipment for spreading,  marking and cutting fabric.  Our CAD system  positions all component  parts of a single garment in close proximity on the same bolt of fabric to ensure color  consistency.  This process also enables us to utilize  approximately  91% of the fabric.  Quality audits in the cutting  facility are performed  during various stages, from spreading of fabric through preparation for shipment to independent manufacturers for assembly.

         Assembly.  Component  parts are shipped by common  carrier to independent  assembly  contractors,  principally in Mexico,  the
Caribbean  Basin and Central  America,  for assembly and  finishing.  There are no formal  arrangements  regarding  the  production  of garments between us and any of our independent  assembly  contractors,  but we believe that our relationships  with our contractors are generally  good.  Using  independent  assembly  contractors  allows us to shift our sources of supply  depending  upon  production  and delivery  requirements  and cost,  while at the same time  reducing  the need for  significant  capital  expenditures,  work-in-process inventory  and a large  production  work force.  We arrange for the assembly or production  of our products  primarily  based on orders received.  We inspect  prototypes of each product before  production  runs are commenced.  Random  in-line  quality  control checks are performed  during and after assembly  before the garments leave the  contractor.  We currently have a team of full-time  production and quality control personnel on-site in Mexico and the Caribbean Basin.

         Finished  Goods  Sourcing.  We utilize over 50 factories in various  countries  and conduct human rights audits in each of the factories we use. All garments are produced  according to our  specifications  and product quality is monitored at the factories.  With the acquisition of Duck Head in August 2001, we have expanded our sourcing of complete garment packages for selected product styles.

Import Regulations

         Products  imported  from our source  countries are subject to U.S.  Customs  duties at  applicable  Normal Trade  Relations or
Column 1 duty rates.  These  tariffs  generally  range  between 10% and 30%,  depending  upon the nature of the garment  (e.g.,  shirt, pant),  its  construction  and its chief  weight by fiber.  A typical  duty rate  applicable  to our  imported  men's  cotton  pants is approximately  17%. In  accordance  with the Agreement on Textiles and Clothing of the World Trade  Organization,  the U.S. has entered into  bilateral  trade  agreements  with certain  apparel  producing  countries to limit the quantity of garments  that may be imported annually from each such country.  These limits, or quotas,  apply to a broad range of garments and are often competitive,  particularly as applied to Asian countries,  thus affecting annual sourcing patterns and prices for garments  internationally.  Effective January 1,
2005, the U.S.,  with few exceptions,  is obligated to remove quotas  applicable to garments from all World Trade  Organization  member countries,  including China and certain other Asian  countries.  See "Risk Factors - The integration on January 1, 2005, of all textile and apparel quotas under the World Trade  Organization  Agreement on Textiles and Clothing could reduce the  competitiveness of apparel assembled in Mexico and the Caribbean Basin under our current business model."

         The Caribbean  Basin Trade  Partnership Act ("CBTPA")  became  effective on October 2, 2000.  CBTPA generally  grants duty and quota-free  access for garments cut in the United  States or in the Caribbean  Basin and  assembled in the Caribbean  Basin from United
States fabric and U.S. yarn. The CBTPA  legislation  will be effective  through  September 30, 2008.  Prior to this  legislation,  most of the merchandise we sourced from these Caribbean Basin countries was admitted in the U.S. with a substantial  tariff  reduction under the so-called  "807" program.  In essence,  reduction in dutiable  value was equal to the value of U.S.  components  incorporated  into these  assembled  goods plus  southbound  international  freight  and  insurance.  As a result of this  legislation,  American  apparel companies have  increasingly  utilized  production  facilities  located in the Caribbean Basin,  including the Dominican  Republic.  We believe that the Dominican Republic offers certain  competitive  advantages  including favorable pricing and better quality production, a long-standing and relatively stable production  network,  and much shorter  transportation  periods as compared to goods assembled in the Pacific Rim.

         We also import  finished  goods from Mexico under the North  American Free Trade  Agreement,  commonly  known as NAFTA.  Under
NAFTA, merchandise that qualifies is accorded reduced or duty-free access and is not subject to any quota.

Human Rights Policy

         We have a comprehensive  human rights policy.  The policy is consistent with the Responsible  Apparel  Production  Principles, which are endorsed by the American  Apparel and Footwear  Association  and other Caribbean  Basin apparel  manufacturing  associations.
Our policy focuses on working  conditions at the independent  assembly  contractors  utilized by us and, among other things,  prohibits under age labor and poor  working  conditions.  Compliance  with the policy is  mandatory  and is closely  monitored  in the  following ways: (1) our associates or our agents  routinely visit each  independent  contractor  plant,  (2) our management  periodically  visits independent  contractor  plants and (3) an independent  third party agency utilized by many companies in the apparel industry  performs audits periodically and reports the results to us. We will promptly  discontinue  production with any independent  contractor that does not comply with the policy.

Management Information Systems

         We believe that advanced  information  processing is critical to our business.  Our philosophy is to utilize modern technology where it will enhance our competitive  position.  Consequently,  we continue to upgrade our management  information systems in order to maintain  better  control of our inventory and to provide  management  with  information  that is current and accurate.  Our management information systems provide,  among other things,  comprehensive order processing,  production,  accounting and management  information for our marketing,  manufacturing,  importing and distribution  functions.  To support our flexible inventory replenishment program, we have an EDI system  through which  customer  inventories  can be tracked and orders  automatically  placed with us by the retailer.  In addition,  our systems were  designed to  continually  add new brand  programs and customer  information  quickly and reliably  without disruption to our existing operations.

Competition

         The apparel  industry is highly  competitive  and we compete with numerous  apparel  manufacturers,  including  brand name and private label  producers,  as well as retailers that have  established,  or may establish,  internal  product  development and sourcing capabilities.  The principal  markets in which we compete are the United States,  Europe,  Canada,  Mexico,  Australia and New Zealand.
Many of our competitors and potential  competitors have greater  financial,  manufacturing  and  distribution  resources than we do. We believe  that we compete  favorably on the basis of the quality and value of our  programs  and  products  and the  long-term  customer relationships we have developed.  Nevertheless,  any increased  competition from  manufacturers or retailers could result in reductions in unit sales or prices, or both, which could have a material adverse effect on our business and results of operations.

Personnel

         At November 30, 2002, we had 1,450  associates,  including  1,232 in the United States,  25 in the Dominican  Republic,  64 in
Mexico,  91 in the United  Kingdom,  30 in Australia,  and eight in New Zealand.  Approximately  8% of our employees are members of the
Union of Needletrades  Industrial and Textile Employees.  The collective  bargaining agreement with these employees expires in February
2003.  We consider our relations with our employees to be generally good.

         We are  committed  to  developing  and  maintaining  a  well-trained  workforce.  We provide or pay for  thousands of hours of continuing  education annually for our employees on subjects ranging from computers to foreign  languages.  We are equally committed to the well-being of our employees.  We offer our full-time  employees and their families a comprehensive  benefits  package that includes a 401(k)  plan with a company  matching  contribution,  a choice of group  health  insurance  plans,  disability  insurance,  term life insurance  (with an option to purchase  additional  coverage),  a choice of dental  plans,  and a vision  plan.  We also offer  tuition reimbursement.  We maintain a  recreation  area,  health club  facilities  and a hair salon in Tampa for the use and  enjoyment  of our employees and their families.  We also enjoy long-standing  relationships with certain of our independent  assembly  contractors in the
Dominican Republic and Mexico and have contributed financial resources to improving conditions for their employees.

Trademarks and Licenses

         We hold or have applied for over 750 United  States and  worldwide  trademark  registrations  covering our various brand names including Savane(R), Farah(R), Duck Head(R), Flyers(TM), The Original Khaki Co.(R), Authentic Chino Casuals(R),  Two Pepper(R), and Bay
to Bay(R). The word marks  Savane(R),  Farah(R),  Duck Head(R),  and Bay to Bay(R) are  registered  with the  United  States Patent and
Trademark Office.  In addition, the word marks Savane(R), Farah(R), Duck Head(R), and Bay to Bay(R) are registered in various countries worldwide.  Pursuant to separate  license agreements,  we have the exclusive rights to use, (i) the Bill Blass(R)trademark with respect to men's casual pants,  shorts and  jeans  in the United  States and  Canada,  (ii) the  John Henry(R)trademark  with  respect to men's bottoms and coats in the United  States and Canada,  and (iii)  the Van Heusen(R) trademark  with  respect  to  men's pants,  jeans and shorts in  the  United  States and Canada.  The license  agreement  with  respect to the Bill Blass(R)trademark  expires in 2005 and is subject  to  a  renewal option  that  would  extend the expiration  date through 2010. The license  agreement  with respect to the John
Henry(R) trademark  expired  in  December 2002,  and  we  have chosen not to renew it. The license  agreement  with  respect to the Van
Heusen(R) trademark  expires in  2004  and is subject to renewal  options to be  negotiated  between the parties.  In October 2000,  we entered  into a license  agreement  with Swiss Army Brands,  Inc., for the use of the  Victorinox(R), makers of the original Swiss Army
Knife(TM), brand.  The license agreement has an initial term of five years,  with  automatic  renewal terms and  conditions thereafter.
Under  this  agreement,  we have  the exclusive worldwide license  to design, manufacture and market men's and women's apparel products under the Victorinox(R) brand.  We are currently evaluating our long-term strategy with this brand.

Seasonality

         Historically,  our  business has been  seasonal,  with higher  sales and income in the second and third  fiscal  quarters.  In addition,  certain of our  products,  such as shorts and  corduroy  pants,  tend to be seasonal in nature.  In the event such  products represent a greater percentage of our sales in the future, the seasonality of our sales may be increased.

Backlog

         In advance of the month in which units are to ship, we receive "hold for  confirmation"  orders from customers  which are used to plan  production.  These  orders are not  commitments  to purchase and are subject to change  until they are  confirmed.  Therefore, orders that we currently have may not be indicative of future sales.  This  increases the difficulty in forecasting  the demands of our customers.

Item 2.  Properties

         Our  corporate  headquarters  are  located  in  Tampa,  Florida  and are  owned  by us.  We  consider  both our  domestic  and international  facilities to be suitable and adequate to meet our current needs and to have sufficient  production capacity for current operations.  (See "Management's  Discussion and Analysis of Financial  Condition and Results of Operations - Risk Factors Affecting our
Business and  Prospects.").  The following  table reflects the general  location,  use and  approximate  size of our  significant  real properties:
                                                                                      Approximate          Owned/
           Location                                    Use                          Square Footage       Leased (1)
--------------------------------    -------------------------------------------    ------------------    ------------

Tampa, Florida                      Corporate offices/Distribution center                    305,000     Owned
Tampa, Florida                      Fabric cutting facility                                  110,000     Owned
El Paso, Texas                      Administrative office                                     51,000     Leased (2)
El Paso, Texas                      Fabric cutting facility                                  205,000     Leased (2)
Santa Teresa, New Mexico            Distribution center                                      250,000     Leased
New York, New York                  Two offices/Showrooms                                      8,000     Leased
Chihuahua, Mexico                   Office/Warehouse                                          73,800     Owned (3)
Auckland, New Zealand               Office/Warehouse                                           9,000     Owned
Sydney, Australia                   Office/Warehouse                                          29,000     Leased
Witham, United Kingdom              Office/Distribution center                                57,000     Leased
_________________________
Our 16 Duck Head retail outlet stores  consist of  approximately  46,000  square feet of leased  property in nine states.  These leases expire at various  dates  through  2007. We are currently  constructing  a new 118,000  square foot  administration  building in Tampa,
Florida which is expected to be completed by March 2003.

(1)   See Note 6 of Notes to Consolidated Financial Statements for a discussion of lease terms.
(2)   Currently unoccupied and available for sublease.
(3)   Currently unoccupied and for sale.

Item 3.  Legal Proceedings

         We are not a party to any  legal  proceedings  other  than  various  claims  and  lawsuits  arising  in the  normal  course of business.  Our  management  does not believe  that any such claims or lawsuits  will have a material  adverse  effect on our  financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 4A.  Executive Officers of the Registrant

         The following  table provides the names and ages of our executive  officers,  and the positions and offices  currently held by each of them:

         Name                          Age                         Position(s)

         Christopher B. Munday         38        Chief Executive Officer, President and Director
         N. Larry McPherson            39        Executive Vice President, Chief Financial Officer and Treasurer
         Richard J. Domino             54        Executive Vice President, President, Private Brand Division
         Michael R. Mitchell           49        Executive Vice President, President, Branded Division
         Gregory L. Williams           49        Executive Vice President, General Counsel and Director

         Christopher B. Munday was appointed  President of our company in July 2001 and Chief  Executive  Officer in November 2002, and
has served as a Director  since  November  2001. He joined our company as Managing  Director of our European  Division in June of 1999.
Prior to joining our  company,  Mr.  Munday was  Managing  Director  of Tela Ltd.,  a branded  tissue  company,  which was  acquired by
Kimberly-Clark  Corporation in 1999. Mr. Munday has extensive sales,  marketing and operations  experience  having held numerous senior positions in Scott Paper  Company and  Kimberly-Clark  Corporation.  Mr.  Munday has a diploma in  marketing,  a B.A.  Honors degree in business and an M.B.A.  Mr.  Munday has served as a member of a school  board,  a member of the Institute of Sales and Marketing and is currently a member of the Institute of Directors.

         N. Larry  McPherson has served as our Executive  Vice  President and our Treasurer  since December 1997. He has also served as our Chief Financial Officer since May 2002.  Previously,  Mr. McPherson  was an  audit  Senior  Manager  at Ernst & Young LLP. He has a
Masters of Business Administration from the University of South Florida and is a CPA in the State of Florida.

         Richard  J. Domino  joined our company in 1988 and has served as our  Executive  Vice  President  and President of our Branded
Division since  November 1994.  Mr. Domino  served as Senior Vice President of Sales and Marketing from  January 1994  to  October 1994 and Vice  President of Sales from  December 1989  to  December 1993.  He has over  25 years  experience  in  apparel-related  sales and marketing.

         Michael  R.  Mitchell  serves as our  Executive  Vice  President  and  President  of our  Branded  Division.  He has served as
President of Savane since March 1994, and was appointed  President of Victorinox in September  2001.  Prior to then,  Mr.  Mitchell was employed by Savane from 1981 in various  sales and  marketing  capacities.  He also served on the Savane Board of Directors  from March
1994 until June 1998.

         Gregory L. Williams serves as Executive Vice  President,  General  Counsel and Corporate  Secretary.  He joined our company in
July 1999 as Executive  Vice  President  and General  Counsel.  In July 2002,  Mr.  Williams was appointed by the Board of Directors to replace Mr.  Michael  Kagan as a director and also  replaced Mr. Kagan as Secretary of our company.  Prior to joining our company,  Mr.
Williams  practiced  commercial  law in Tampa,  Florida for 18 years.  Mr.  Williams  served as local  counsel to our company for three years prior to joining  our company as an  employee.  Mr.  Williams  has been a member of the Florida Bar since 1981 and is admitted to the practice before the Supreme Court of the United States,  various lower federal  courts,  the Supreme Court of Florida and the lower state courts.

                                                                PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         Our common  stock  began  trading on the Nasdaq  National  Market  under the symbol  "TSIC" on October 28,  1997.  The initial public offering price of our common stock was $12.00 per share.  At December 17, 2002,  there were  approximately  80 record holders of our common stock, and we estimate that there were  approximately  1,500  beneficial  holders on the same date. The following table sets forth the quarterly high and low sale prices per share of our common stock as reported by the Nasdaq  National  Market for the last two fiscal years.

                      Fiscal Year Ended
                      September 29, 2001             High               Low
                      First Quarter                 $19.50            $12.50
                      Second Quarter                $19.50            $13.75
                      Third Quarter                 $21.10            $16.80
                      Fourth Quarter                $21.60            $14.00

                      Fiscal Year Ended
                      September 28, 2002             High               Low
                      First Quarter                 $19.66            $15.50
                      Second Quarter                $24.47            $18.55
                      Third Quarter                 $29.55            $21.00
                      Fourth Quarter                $24.25            $14.25

         The transfer agent and registrar for our Common Stock is Computershare Investor Services, LLC, Dallas, Texas.

         We have not  declared or paid any cash  dividends  on our common stock since 1989.  We  currently  anticipate  that all of our earnings will be retained for the continued  development  and expansion of our business and do not  anticipate  declaring or paying any cash dividends in the foreseeable future.  Moreover,  our various existing debt facilities contain covenants expressly  prohibiting the payment of any cash dividends.

Item 6.  Selected Financial Data

         The  following  selected  financial  data (in  thousands,  except  share and per  share  data) are  derived  from our  audited consolidated  financial  statements  for each of the five fiscal years in the period  ended  September  28,  2002.  You should read the following  consolidated  financial information together with our consolidated  financial statements and the related notes in Item 15 of this report,  and the  information  under  "Management's  Discussion and Analysis of Financial  Condition and Results of Operations" in
Item 7 of this report.

                                                                          Fiscal Year Ended
                                             ----------------- --------------- ---------------- ------------ -------------
                                              September 28,    September 29,    September 30,   October 2,    October 3,
  Statements of Income Data:                       2002             2001            2000           1999          1998
  ------------------------------------------ ----------------- --------------- ---------------- ------------ -------------
  Net sales.................................     $463,877          $436,436         $472,985      $420,691      $263,976
  Gross profit..............................      128,407           124,556          137,522       117,922        68,889
  Selling, general and administrative
       expenses.............................       97,157            88,509           88,719        80,511        43,204
  Other charges.............................       16,130             2,774            1,006         3,999             -
  Operating income..........................       15,120            33,273           47,797        33,412        25,685
  Interest expense, net.....................       12,955            15,261           17,351        18,586         6,866
  Other, net................................       (1,002)              989            1,251           973         1,036
  Income before income taxes................        3,167            17,023           29,195        13,853        17,283
  Income before extraordinary item                  1,909            10,430           17,503         8,251        10,802
  ............
  Extraordinary item........................          412               800                -             -             -
  Net income................................        2,321            11,230           17,503         8,251        10,802
  Income per common share before
  extraordinary item-diluted................       $ 0.22            $ 1.34           $ 2.27        $ 1.05        $ 1.43
  Extraordinary item........................         0.04              0.11                -             -             -
  Net income per common share-diluted......        $ 0.26            $ 1.45           $ 2.27        $ 1.05        $ 1.43
  Weighted average number of shares
     used in the calculation - diluted (1)      8,857,000         7,771,000        7,725,000     7,838,000     7,550,000

                                                                       As of Fiscal Year Ended
                                             ----------------- --------------- ---------------- ------------ -------------
                                              September 28,    September 29,    September 30,   October 2,    October 3,
  Balance Sheet Data:                              2002             2001            2000           1999          1998
  ------------------------------------------ ----------------- --------------- ---------------- ------------ -------------
  Working capital...........................    $166,214          $130,905         $111,627      $120,041      $107,397
  Total assets..............................     336,208           309,230          294,528       289,322       297,476
  Long-term debt and obligations
       under capital leases.................     110,173           151,314          145,541       170,894       171,494
  Shareholders' equity......................     156,372            86,267           75,834        59,823        50,964
_______________
(1)  Computed on the basis described in Notes to Consolidated Financial Statements.  Rounded to the nearest thousand.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We manage the  production  of a majority of our  products  utilizing  our facility in Tampa,  Florida and through  independent assembly  contractors  located  primarily in Mexico,  the  Caribbean  Basin and Central  America.  We also source  finished  goods from independent  suppliers.  For goods assembled by independent  manufacturers,  we purchase and inventory all of our raw materials and cut our fabric in our Tampa cutting  facility  based on expected  customer  orders.  We ship cut fabric parts and other product  components via common  carrier to the  independent  manufacturers,  who  assemble  components  into  finished  garments  (except for  labeling and packaging  in the  case of  private  brand  products)  and  perform  certain  finishing  processes.  We have  no  material  contractual arrangements  with our  independent  manufacturers  and pay them  based on a  specified  unit  price  for  actual  first-quality  units produced.  Accordingly,  a substantial  portion of our production labor and overhead is variable.  We ship assembled goods from Mexico, the Caribbean Basin and Central America to our Tampa,  Florida and Santa Teresa,  New Mexico  distribution  centers via common carrier.
Upon receipt of a customer order  confirmation,  we ship the product  directly to customers or, in the case of private brand  products, attach designated labels and point-of-sale packaging and then ship the product to our customers.

         Our results of operations for fiscal 2001 and 2002 were adversely  impacted by negative  economic trends including  increasing unemployment,  declines in the U.S. equity markets and decreased consumer  confidence.  During these periods,  apparel retailers sought to increase  consumer demand and reduce  inventories with aggressive price  discounting,  particularly in the department store channel.
In addition,  certain  producers  made brands  available to mass  merchants and  discounters  that normally  were  distributed  through department  and specialty  stores.  Although our margins did decline  during this period,  we maintained  our strategy not to sacrifice product quality, customer service and profitable results.

         Additionally,  sales of our Savane(R)brand have declined  significantly  since the beginning of fiscal 2000 due to declines in the  department  store channel where the Savane(R)product is generally sold.  We have expanded our  distribution  of the Savane(R)brand through major new core replenishment  programs with J.C. Penney,  Kohl's and Mervyn's.  These programs,  which began shipping in fiscal
2002, are expected to reverse the pattern of Savane's recent declines.

Savane Consolidation

         On April 17,  2002,  we  announced a plan to  consolidate  the  administrative,  cutting and related  functions  of our Savane division in El Paso, Texas into our Tampa,  Florida  facility.  We intend to complete all aspects of this  consolidation by March 2003.
As part of the  consolidation,  we have vacated our El Paso,  Texas  administration  building and cutting  facility.  We are  currently constructing  additional  administrative  offices in Tampa,  Florida,  and the current Tampa,  Florida cutting  facility has sufficient capacity to  accommodate  the  consolidated  cutting  operation.  We will continue to operate our  distribution  center in the El Paso,
Texas area. We have recently  encountered  difficulties in the  consolidation  of our El Paso operations,  particularly  related to our cutting  operations.  This has caused delays in  delivering  products to our  customers,  and  negatively  impacted our results for our first quarter of fiscal 2003. We anticipate,  however,  that these  difficulties  will be resolved  during our second quarter of fiscal
2003.

         We also announced the reorganization of our South Pacific division,  including  discontinuing  production in factories in Fiji that are partially owned by us.  Production for our South Pacific  division will be sourced  globally through lower cost, full packaged imports.

         As a result of these  initiatives  (internally  referred  to as "Project  Synergy"),  we  recorded a pre-tax  charge  totaling approximately  $16.1  million in fiscal 2002 for  severance  ($3.1  million),  relocation  ($2.5  million),  lease  terminations  ($2.8 million),  asset  write-downs  ($5.7  million) and other related costs ($2.0  million).  We expect an additional  $2.0 million of costs associated  with  Project  Synergy to be incurred in fiscal 2003.  As of September  28,  2002,  we have  approximately  $4.3 million of expenses accrued,  related to exit costs,  which primarily consist of lease  terminations,  severance and related expenses.  Except for the lease termination  costs,  these costs are expected to be paid during fiscal 2003. Once completed,  the impact of these initiatives is expected to generate  annual pre-tax cost savings of  approximately  $4.5 million  beginning in fiscal 2003. We believe that Project
Synergy will improve our ability to service our customers through one centralized location.

         The  following  discussion  and analysis of our results of  operations is based upon our  consolidated  financial  statements, which have been prepared in accordance  with  accounting  principles  generally  accepted in the United States.  The preparation of our consolidated  financial  statements in conformity with generally  accepted  accounting  principles  requires that we make estimates and assumptions  that affect the reported  amounts of assets,  liabilities,  revenues and  expenses,  and related  disclosure of contingent assets and  liabilities.  These  estimates and assumptions  are based on historical and other factors  believed to be reasonable  under the  circumstances,  the results of which form the basis for making  judgments about the carrying values of asset and liabilities  that are not readily  apparent from other sources.  Actual results may differ  materially from these  estimates under different  assumptions or  conditions.  We have chosen  accounting  policies that we believe are  appropriate  to  accurately  and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner.

Critical Accounting Policies

         Contingencies - We accrue for contingent  obligations,  including estimated legal costs, when the obligations are probable and the amount is reasonably  estimable.  As facts  concerning  contingencies  become known, we reassess our estimates and make appropriate adjustments to the financial  statements.  Estimates  that are  particularly  sensitive to future changes  include tax, legal and other regulatory  matters  such as import and export  tariffs,  which are subject to change as events  evolve and as  additional  information becomes available during the administrative and litigation process.

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

         Reserve for  Allowances  and  Doubtful  Accounts - Accounts  receivable  consists of amounts due from our  customers  from our normal business  activities.  We maintain a reserve for allowances and doubtful accounts,  which is based on historical  collection and deduction  write-off  experience,  and an estimate of potential sales returns.  Estimates for sales returns include provision for order shortages,  purchase  order  variances  and other  customer  discrepancies.  For fiscal 2002, we have not provided a reserve for credit losses as substantially all of our receivables were assigned under factoring  agreements,  without  recourse,  except for credit losses on the first 0.10% of amounts  factored.  During  fiscal 2003, we intend to  discontinue  factoring of our  receivables,  but expect to maintain  credit  insurance for those accounts which we deem  necessary.  We will continue to assess the adequacy of our reserves based on qualitative and quantitative measures.

         Long-Lived  Assets - We estimate the  depreciable  lives of our property,  plant and equipment and review them for  impairment when events or  circumstances  indicate that their  carrying  amounts may be impaired.  Most of our  property,  plant and equipment are used in our cutting and  distribution  processes.  We  periodically  evaluate the  carrying  value of assets which are held for sale to determine  if, based on market  conditions,  the values of these assets should be adjusted.  Although we believe we have  appropriately recorded our assets held for sale at their  estimated  fair value,  net of estimated  disposal  costs,  the actual sale of these assets could result in gains or losses which could  differ from our  estimated  amounts.  To assess the  recoverability  of goodwill and other intangible  assets,  we make  assumptions  regarding  estimated  future cash flows and other factors to determine  whether the carrying values are recoverable from operations.  If these assumptions or estimates  change, we may be required to record impairment  charges to reduce the value of these assets.

         As discussed in the Notes to the Financial  Statements,  we adopted Financial Accounting Standard No. 142, "Goodwill and Other
Intangible  Assets"  ("Statement  No. 142") on September  30,  2001.  Statement  No. 142  includes  requirements  to test  goodwill and indefinite  lived intangible  assets for impairment  rather than amortize them.  Goodwill and other indefinite lived intangible  assets are tested for  impairment.  The provisions of Statement No. 142 require the completion of a  transitional  impairment  test within six months of  adoption,  with any  impairment  identified  treated  as a  cumulative  effect of a change in  accounting  principle.  Also,
Statement  No. 142 requires an annual  impairment  test.  In  accordance  with the  provision of  Statement  No. 142, we performed  the transitional  and annual  impairment  tests during fiscal 2002. The results of these tests indicate that goodwill and other  indefinite lived intangible assets are not impaired, as the fair value of these assets exceed their carrying value.

         Valuation  Allowances for Deferred Tax Assets - Valuation  allowances are recorded to reduce  deferred tax assets if, based on the weight of the evidence,  it is more likely than not that some or all of the deferred tax assets will not be realized.  The evidence considered in making that determination  includes,  offsetting deferred tax liabilities,  future taxable income, as well as prudent tax planning  strategies.  We have recorded  deferred  income tax assets  related to state net operating  loss  carryforwards,  foreign net operating loss carryforwards,  foreign tax credit  carryforwards and certain other accruals.  We have recorded valuation  allowances to reduce the deferred tax assets  relating to these  operating  loss  carryforwards  and accruals  based on an evaluation of the benefits expected to be  realized.  If we  determine  that we would be able to realize  more of our net  deferred  tax assets than we  currently expect,  we would  reduce the  valuation  allowance,  which would have the effect of  increasing  income in the period that we make the determination.  Conversely,  if we  determine  that we will not be able to realize  all or part of our net  deferred  tax assets in the future,  we will  increase  the  valuation  allowance,  which would have the effect of  reducing  income in the period that we make the determination.

         The  following  discussion  of our results of  operations  and  financial  condition  should be read in  conjunction  with our consolidated financial statements and notes thereto contained in Item 14 of this report.

Results of Operations

         The  following  table sets forth,  for the periods  indicated,  selected  items in our  consolidated  statements of operations expressed as a percentage of net sales:

                                                          Fiscal Year Ended
                                       ---------------------------------------------------------
                                            September 28,     September 29,      September 30,
                                                2002              2001               2000

Net sales..............................         100.0%            100.0%            100.0%
Cost of goods sold.....................          72.3              71.5              70.9
                                                -----             -----             -----
Gross profit...........................          27.7              28.5              29.1
Selling, general and
    administrative expenses............          20.9              20.3              18.8
Other charges..........................           3.5               0.6               0.2
                                                -----             -----             -----
Operating income.......................           3.3               7.6              10.1
Interest expense, net..................           2.8               3.5               3.7
Other expense, net.....................          (0.2)              0.2               0.2
                                                -----             -----             -----
Income before income taxes.............           0.7               3.9               6.2
Provision for income taxes.............           0.3               1.5               2.5
Income before extraordinary item.......           0.4               2.4               3.7
                                                -----             -----             -----
Extraordinary item.....................           0.1               0.2
                                                -----             -----             -----
Net income.............................           0.5%              2.6%              3.7%
                                                =====             =====             =====

Fiscal 2002 Compared to Fiscal 2001

         Net Sales.  Net sales for fiscal 2002  increased to $463.9  million from $436.4  million for fiscal  2001.  This  increase was primarily  due to an 18% increase in units sold, a small portion of which  related to sales of Duck Head(R)branded  product,  which was acquired in August 2001.  This increase was offset by a decrease in average  selling  prices.  The decrease in average  selling  prices was due to our experiencing  pricing pressure due to the weak retail conditions.  Additionally,  the average selling price was impacted by a change in mix of product sales as the higher average selling priced Savane(R)products  experienced  declines in unit volume as the department store channel that Savane was positioned in suffered declines in sales.  We have expanded our  distribution of the Savane(R)
brand through  major new core  replenishment  programs  with  retailers.  The new expanded  distribution  is expected to offset some of
Savane's  recent  adverse  trends in the  declining  moderate  department  store  retail  sector where  Savane has  traditionally  been positioned.  These programs,  which began shipping in fiscal, are expected to reverse the pattern of Savane's recent declines.  We also anticipate that fiscal 2003 first quarter net sales will be negatively  impacted by difficulties  encountered in the  consolidation  of our El Paso operations, particularly related to our cutting operations.

         Gross Profit.  Gross profit  increased to $128.4 million,  or 27.7% of net sales,  for fiscal 2002,  from $124.6  million,  or
28.5% of net sales,  for fiscal 2001. The decrease in gross margin was primarily due to continued  competitive  pricing  pressure and a higher mix of lower margin styles.

         Selling,  General and Administrative  Expenses.  Selling,  general and administrative  expenses increased to $97.2 million, or
20.9% of net sales,  for fiscal 2002,  from $88.5 million,  or 20.3% of net sales,  for fiscal 2001. The increase in operating  expense as a  percentage  of net sales  was  primarily  due to the  higher  relative operating  expenses  associated  with the Duck  Head(R)and
Victorinox(R)branded  components of the business.  We are currently evaluating  our long-term strategy with the Victorinox(R) brand and with our retail outlet stores.

         Other  Charges.  Other charges of $16.1 million in fiscal 2002 relate to Project  Synergy and include  reserves for severance, lease  terminations,  asset  write-downs  and other  related  costs.  Other charges of $2.8 million in fiscal 2001 relate to severance, in-process  research and development  acquired in connection with the Victorinox(R)license,  costs related to closure of a sewing plant in Chihuahua, Mexico, and costs related to the unsuccessful pursuit of an acquisition.

         Interest  Expense,  net.  Interest expense  decreased to $13.0 million for fiscal 2002 from $15.3 million for fiscal 2001. The decrease was primarily due to lower average  interest rates and to a reduction of  outstanding  borrowings  under our revolving  credit line during our fourth quarter.

         Other,  net.  During  fiscal 2002,  we recorded  other income of $1.0 million as compared  with other  expense of $989,000 for fiscal 2001. The change  consisted  primarily of lower  amortization  expense and higher royalty income offset in part by higher factor fees.  In accordance with Statement No. 142, we discontinued the amortization of our intangible assets effective September 30, 2001.

         Income  Taxes.  Our  effective  income tax rate for fiscal 2002 was 39.7%  compared  with 38.7% for fiscal  2001.  The overall increase was due to changes in permanent items related to deferred tax asset  valuation  allowances and to other  transactions  related to certain of our foreign entities.  This increase was offset in part by the elimination of non-deductible goodwill amortization.

         Extraordinary  Item. We recorded an  extraordinary  gain in fiscal 2002 of $412,000  related to the final purchase  accounting adjustments associated with our acquisition of Duck Head in August 2001.

         Net Income.  As a result of the above factors,  including the charges  related to Project  Synergy,  we had net income of $2.3 million for fiscal 2002, or 0.5% of net sales, compared with $11.2 million, or 2.6% of net sales for fiscal 2001.

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

         Selling,  General and Administrative  Expenses.  Selling,  general and administrative  expenses decreased to $88.5 million, or
20.3% of net sales,  for fiscal 2001, from $88.7 million,  or 18.8% of net sales,  for fiscal 2000. The increase in operating  expenses as a percentage of net sales was primarily due to lower sales volume,  coupled with incremental  expenses  associated with the start-up of the Victorinox(R)apparel line.

         Other  Charges.  During fiscal 2001, we recorded  pre-tax  charges of  approximately  $596,000 for severance  related to a 160 associate workforce reduction,  $848,000 related to design and development costs that was acquired in connection with the Victorinox(R)
license,  and  $900,000  related  to the  closure  of our  sewing  plant  in  Chihuahua,  Mexico.  We also  incurred  pre-tax  costs of approximately  $430,000  related to the pursuit of certain  assets of Bugle Boy  Industries,  Inc.  During  fiscal 2000,  we recorded a pre-tax charge of $1.0 million related to severance for the former Chief Executive Officer of Savane.

         Interest  Expense,  net.  Interest expense  decreased to $15.3 million for fiscal 2001 from $17.4 million for fiscal 2000. The decrease was primarily  due to lower  average  outstanding  borrowings  under our credit  facility,  and to a lesser  extent,  to lower interest rates.

         Income Taxes.  Our  effective  tax rate for fiscal 2001 was 38.7% as compared with 40.0% for fiscal 2000.  The decrease in the effective  rate is  primarily  the result of tax planning  strategies  that we  implemented,  which serve to reduce  taxable  income in various states within which we operate.

         Extraordinary  Item. We recorded an  extraordinary  gain of $800,000  related to the excess of the  preliminary  fair value of
Duck Head's net assets  acquired over the price we paid. The preliminary  fair value  estimates were subject to change,  and subsequent changes were reflected as additional extraordinary gain in fiscal 2002.

         Net  Income.  As a result of the above  factors,  net income  for  fiscal  2001 was $11.2  million,  or 2.6% of net sales,  as compared with $17.5 million, or 3.7% of net sales for fiscal 2000.

Liquidity and Capital Resources

         Our primary  capital  requirements  are funding  our growth in  operations  and  capital  expenditures.  We have  historically financed our growth in sales and the resulting  increase in inventory and receivables  through a combination of operating cash flow and borrowings under our revolving  credit line.  Consistent with industry  practice,  we are often required to post letters of credit when placing an order with certain international manufacturers.

         In June  2002,  we  completed  a public  offering  of 3.0  million  shares  of common  stock.  We  received  net  proceeds  of approximately  $63.2 million,  of which  approximately  $32.0 million was used to repay all outstanding  borrowings under our revolving credit line (the  "Facility"),  to pay down a portion of our real estate loan,  and to repay  certain  capital lease  obligations.  The remaining $31.2 million is being used for the payment of the cash portion of the Project  Synergy  charges,  the  construction of a new administration facility in Tampa, Florida and for working capital and general corporate purposes, including acquisitions.

         The Facility provides for borrowings of up to $110 million,  subject to certain  borrowing base limitations.  Borrowings under the Facility bear interest at variable rates and are secured by  substantially  all of our domestic  assets.  As of September 28, 2002, there were no  outstanding  balances on the Facility.  The Facility  matures in June 2003. We cannot be assured that we will be able to obtain replacement financing at that time or that any available replacement financing will be on terms acceptable to us.

         On May 28,  1999,  we entered into a real estate loan ("Real  Estate  Loan")  agreement  secured by our  distribution  center, cutting facility,  and administrative  offices in Tampa,  Florida.  The Real Estate Loan was used to refinance $9.5 million outstanding on our  previous  real  estate  loan and to finance up to $6.0  million of the costs  related  to an  expansion  of our Tampa,  Florida distribution  facility.  In March 2000,  the Real Estate Loan was  converted to a secured term loan.  Principal  and interest  payments were paid monthly on the  refinanced  amount  through June 2002.  On June 26, 2002,  the terms of the Real Estate Loan were amended and the loan now requires the payment of monthly interest only, with the remaining  outstanding  principal of $7.0 million due on or before
May 15, 2008.

         Borrowings  under the Real Estate Loan bear  interest at a rate of 30-day LIBOR plus an  applicable  margin (4.0% at September
28, 2002).  Under the terms of an  interest-rate  swap  agreement  associated  with the Real Estate Loan,  effectively  $7.0 million of borrowings  under the Real Estate Loan bear  interest at a fixed base rate plus an applicable  margin (8.6% at September 28, 2002).  As of September 28, 2002, the combined effective interest rate on the Real Estate Loan was approximately 7.9%.

         We have $100 million of senior  subordinated  notes (the "Notes")  outstanding  that were issued through a private  placement.
Under the terms of the  indenture  governing  the Notes,  we are paying  semi-annual  interest at the rate of 11% through June 2008, at which  time the  entire  principal  amount is due.  The net  proceeds  from the Notes  were used to repay a portion  of the  borrowings outstanding under a bridge loan that was used to finance the purchase of Savane in June 1998.

         Our credit agreements contain significant  financial and operating covenants,  including  prohibitions on our ability to incur certain additional  indebtedness or to pay dividends,  and restrictions on our ability to make capital  expenditures.  Our Facility and
Real Estate Loan also  require that we maintain  certain  financial  ratios,  including a  consolidated  fixed charge ratio of at least
1.25x, a ratio of consolidated  senior  indebtedness to  consolidated  EBITDA of not more than 2.5x and a ratio of consolidated  funded debt to consolidated EBITDA of not more than 5.5x.  We are currently in compliance with all covenants under our credit agreements.

         Our credit agreements also contain customary events of default,  including  nonpayment of principal or interest,  violation of covenants,  inaccuracy of  representations  and  warranties,  cross-defaults  to other  indebtedness,  bankruptcy and other  insolvency events,  material  judgments,  certain ERISA events and certain  changes of control at our company.  The  occurrence  of a default,  an event of default or a material  adverse  effect on our company could result in our  inability to obtain  further  borrowings  under our
Facility and could also result in the acceleration of our obligations  under any or all of our credit  agreements,  each of which could materially and adversely affect our business.

         During fiscal 2002,  pursuant to two separate factoring  agreements,  we factored  substantially all our accounts  receivable.
The  factoring  agreements  provided  that the  factor  pay us an amount  equal to the gross  amount of our  accounts  receivable  from customers,  reduced by certain  offsets,  including,  among other  things,  discounts,  returns and a  commission  payable by us to the factor.  In fiscal 2002,  the  commission  averaged 0.23% of the gross amount  factored.  The factor  subjected all sales to its credit review  process  and  assumed  99.9% of the  credit  risk for  amounts  factored  pursuant  to the  factoring  agreements.  Funds  were transferred  to reduce  outstanding  borrowings  under the Facility once payment was received  from the factor.  The factor paid us the receivable  amount upon the earlier of (1)  receipt by the factor of payment  from our  customer or (ii) 120 days past the due date for such payments.  During fiscal 2003, we intend to discontinue factoring of our receivables,  but expect to maintain credit insurance for those accounts which we deem necessary.  We will continue to assess the adequacy of our reserves based on qualitative and  quantitative measures.

         As a result  of the  acquisition  of Duck  Head in  August  2001,  certain  consolidation  and cost  savings  activities  have transpired that will continue to impact our capital  resources.  Specifically,  we have chosen to exit certain leased  facilities.  The payment of lease  termination  costs will use cash.  As of September  28, 2002,  we had exit related  accruals of $213,000.  We plan to complete our exit plans by December 2002.

         We have  historically  financed  our  capital  expenditures  through  a  combination  of  operating  cash  flow and  long-term borrowings.  Capital  expenditures  were $11.0 million for fiscal 2002 and primarily  related to the construction of an  administration building  in Tampa,  Florida,  which is expected  to be  completed  during the second  quarter  ended  March  2003,  and the upgrade or replacement of various other equipment and computer systems including hardware and software.

         During fiscal 2003, we anticipate  capital  expenditures  will be  approximately  $20 million.  Significant  capital  projects include the completion of the  administration  building in Tampa,  Florida,  and the upgrade or replacement of various other  equipment and computer systems including hardware and software.

         During fiscal 2002, we generated  $17.8 million of cash from  operations.  This was primarily the result of net income of $2.3 million (which included non-cash expenses of $8.0 million),  a decrease in inventories of $1.9 million,  a decrease in prepaid expenses and other current assets of $6.5 million (which  included net cash proceeds of  approximately  $6.7 million from the sale of the former
Duck Head  headquarters and distribution  center),  and an increase in accounts payable of $4.9 million,  offset in part by an increase in accounts receivable of  $5.2 million, and a decrease in accrued expenses and other of $0.6 million.

         In connection with Project Synergy,  we expect to utilize a total of approximately  $14.0 million in cash, related to payments for employee  separations,  employee  relocation,  moving costs and costs to terminate certain  operating leases.  Except for the lease termination costs, these costs are expected to be paid during fiscal 2003.

         During  fiscal 2002, we generated  $27.6 million of cash from  financing  activities,  principally  related to net proceeds of
$63.2  million from the public  offering of 3.0 million  shares of common  stock in June 2002.  Net  proceeds  from the  offering  were utilized to repay certain borrowings noted above.

         On September  28, 2002 and  September 29, 2001, we had working  capital of $166.2  million and $130.9  million,  respectively.
The increase in working  capital was primarily due to a $37.7 million  increase in cash and marketable  securities,  a $1.7 million net increase in  inventory,  a $4.1 million net increase in accounts  receivable,  and a $1.4 million net decrease in accounts  payable and accrued  expenses,  offset by a $10.8  million net  decrease in prepaid  expenses  and other  current  assets.  The decrease in prepaid expenses and other current  assets was primarily  related to sale of the former Duck Head  headquarters  and  distribution  center.  We expect that our working  capital needs will continue to fluctuate  based on seasonal  changes in sales,  accounts  receivable and trade accounts payable.

         On November 19, 2002, we announced  that William W. Compton had agreed to resign as Chief  Executive  Officer,  Chairman and a member of the Board of  Directors.  In connection  with Mr.  Compton's  resignation,  we entered into a Separation  Agreement,  General
Release of All Claims and Covenant Not to Sue with Mr. Compton.  Pursuant to this Separation  Agreement,  we paid Mr. Compton severance of  approximately  $4.6 million in cash and property in November  2002. We also accrued other related  expenses of  approximately  $1.1 million in connection with Mr. Compton's resignation.

         We believe that our existing working capital,  borrowings  available under our Facility and internally generated funds provide sufficient  resources to support current  business  activities.  To the extent that we seek to accelerate our growth plans, we may need to raise  additional  capital either through the issuance of equity or debt securities or additional  credit  facilities.  In addition, the factors discussed under "Risk Factors Affecting Our Business and Prospects" could significantly impact our liquidity.

Impact of Recent Accounting Pronouncements

         In July 2001, the Financial  Accounting  Standards Board ("FASB"),  issued Statement of Financial Accounting Standard No. 141,
"Business  Combinations"  (Statement  No. 141).  Statement No. 141 prohibits  the use of the  pooling-of-interests  method for business combinations  completed  after June 30, 2001,  and requires  the  recognition  of  intangible  assets  separately  from  goodwill.  The acquisition  of Duck Head in August 2001 was  accounted  for in  accordance  with  Statement No. 141. On September 30, 2001, we adopted
Statement of Financial  Accounting  Standard No. 142,  "Goodwill and Other Intangible  Assets"  (Statement No. 142).  Statement No. 142
includes  requirements to test goodwill and indefinite lived intangible assets for impairment  rather than amortize them.  Goodwill and other indefinite lived  intangible  assets are tested for impairment.  The provisions of Statement No. 142 required the completion of a transitional  impairment  test within six months of adoption,  with any  impairment  identified  as a cumulative  effect of a change in accounting  principle.  Also,  Statement No. 142 requires an annual  impairment test. In accordance with the provision of Statement No.
142, we performed  these  transitional  and annual  impairment  tests during fiscal 2002.  The results of these tests indicate that our goodwill and other  indefinite  lived  intangible  assets are not  impaired,  as the fair value of these assets  exceed their  carrying value. Any impairment  related to test performed after the  transitional  impairment test would be recorded as a component of operating income.

         In October  2001,  the FASB issued  Statement of Financial  Accounting  Standard No. 144,  "Accounting  for the  Impairment or
Disposal of Long-Lived  Assets"  (Statement No. 144),  which is effective for financial  statements  issued for fiscal years  beginning after  December  15, 2001 and interim  periods  within  those  fiscal  years.  Statement  No. 144  supersedes  Statement  of  Financial
Accounting  Standard No. 121,  "Accounting  for the Impairment of Long-Lived  Assets and for Long-Lived  Assets to be Disposed Of," and
provides a single  accounting  model for  long-lived  assets to be disposed of. We do not expect the  adoption of Statement  No. 144 to have a material impact on our financial position and results of operations.

         In April 2002, the FASB issued Statement of Financial  Accounting  Standard No. 145,  "Rescission of FASB Statements No. 4, 44
and 64,  Amendment of FASB  Statement  No. 13, and  Technical  Corrections"  (Statement  No. 145),  which is effective for fiscal years beginning  after May 15, 2002.  This  Statement  rescinds FASB  Statement No. 4,  "Reporting  Gains and Losses from  Extinguishment  of
Debt," as well as an  amendment  of that  Statement,  FASB  Statement  No. 64,  "Extinguishments  of Debt Made to Satisfy  Sinking-Fund
Requirements,"  as debt  extinguishments  are no  longer  classified  as  extraordinary  items  unless  they meet the  requirements  in
Accounting  Principles  Board Opinion No. 30 of being unusual and  infrequently  occurring.  This  Statement also amends other existing authoritative  pronouncements  to make various  technical  corrections.  We do not expect the  adoption of Statement  No. 145 to have a material impact our financial position and results of operations.

         In June 2002, the FASB issued Statement of Financial  Accounting Standard No. 146,  "Accounting for Costs Associated with Exit or Disposal  Activities"  (Statement No. 146), which is effective for exit or disposal activities that are initiated after December 31,
2002.  Statement No. 146  nullifies  Emerging  Issues Task Force No. 94-3,  "Liability  Recognition  for Certain  Employee  Termination
Benefits and Other Costs to Exit an Activity  (including  Certain Costs Incurred in a  Restructuring)"  (EITF 94-3).  Statement No. 146
requires  that a liability for a cost  associated  with an exit or disposal  activity be recognized  when the liability is incurred and eliminates  the definition  and  requirements  of recognition of exit costs in EITF 94-3. The adoption of Statement No. 146 will affect the timing of recognition of costs associated with any future restructuring activities.

Inflation

         The impact of inflation on our  operating  results has been  moderate in recent  years,  reflecting  generally  lower rates of inflation in the economy and relative  stability in our cost of sales.  While  inflation has not had, and we do not expect that it will have, a material impact upon operating  results,  there is no assurance that our business will not be materially  adversely affected by inflation in the future.

Risk Factors Affecting Our Business and Prospects

Our financial success is linked to the success of our customers.

         Our  financial  success is  directly  related  to the  success of our  customers  and the  willingness  of our  customers,  in particular our major customers, to continue buying our products.  Sales to our five largest customers represented  approximately 51.8%,
58.2% and 55.3% of net sales during fiscal 2000, 2001 and 2002,  respectively.  Sales to Wal-Mart  accounted for  approximately  13.4%,
15.3% and 14.7% of net sales during  fiscal  2000,  2001,  and 2002,  respectively.  Sales to Sam's Club  accounted  for  approximately
12.6%, 17.6% and 13.4% of net sales during fiscal 2000, 2001 and 2002, respectively.

         We do not have  long-term  contracts  with any of our  customers.  Sales to our customers  are generally on an  order-by-order basis and are  subject to rights of  cancellation  and  rescheduling  by the  customer  or by us.  Accordingly,  the number of unfilled orders at any given time is not  indicative  of the number that will  eventually be shipped.  If we cannot  timely fill our  customers'
orders,  our  relationships  with our  customers may suffer,  and this could have a material  adverse  effect on us,  especially if the relationship is with a major customer.  Furthermore,  if any of our major customers  experiences a significant downturn in business, or fails to remain  committed to our programs or brands,  then these  customers may reduce or  discontinue  purchases from us, which would have a material  adverse effect on our business,  results of operations and financial  condition.  Many of our customers are affiliates of other customers and therefore any impact to our relationship with one customer may impact our relationship with other customers.

The apparel industry is heavily influenced by general economic cycles.

         Apparel is a cyclical  industry that is heavily  dependent upon the overall level of consumer  spending.  Purchases of apparel and related  goods tend to be highly  correlated  with cycles in the  disposable  income of  consumers.  As a result,  any  substantial deterioration  in general  economic  conditions,  increase in  interest  rates or any other  events or  uncertainties  that  discourage consumers  from spending  could have a significant  effect on our sales and  profitability.  Overall  market sales declined in 2000 and
2001 and this trend  continued in 2002.  This  decline has been due in part to declining  prices.  The calendar  year 2001  witnessed a significant  reduction in consumer  spending in the retail  sector due in part to the  recession in the United States and the terrorist attacks on  September  11,  2001.  Such  conditions  may  continue  or may  reoccur.  In  addition,  moderate  department  stores  have experienced  declining sales recently,  as consumers'  buying habits have changed.  This has negatively  affected,  and may continue to negatively affect, our sales, particularly our Savane(R)branded programs.

Our business could suffer as a result of consolidations, restructuring and other ownership changes in the retail industry.

         Various apparel retailers,  including  department stores,  some of which are or have been our customers,  have in recent years experienced financial problems.  Many have been subject to bankruptcy,  restructuring,  or liquidation,  while others have consolidated ownership and  centralized  buying  decisions.  This  increases  our risk of extending  credit to these  retailers,  and may lead us to reduce or discontinue  business with such customers,  or to assume more credit risk relating to their accounts  receivable.  Any one of these actions could have a material adverse effect on our business, results of operations and financial condition.

We compete with manufacturers and retailers in the highly competitive apparel industry.

         We compete with many domestic and international  apparel  manufacturers,  including brand name and private brand producers and retailers  (including our own customers and vertically  integrated  specialty stores) who have, or may have, the internal capability to develop their  products and source their  products  from  independent  manufacturers.  Our products are also in  competition  with many designer and non-designer  product lines.  Our products compete  primarily on the basis of price,  quality,  brand  recognition and our ability to satisfy  customer  orders in a timely  manner.  Our failure to satisfy any one of these factors could cause our customers to purchase  products from our  competitors.  Intense  competition in the apparel industry has over the past several years resulted in and may in the future  result in  significant  discounting  and lower gross  margins.  The price  deflation  is  attributable  to increased competition,  increased  product  sourcing to lower cost countries,  growth of the mass merchant  channel of distribution and increased value-consciousness  on the part of  consumers.  This  downward  pressure on prices may limit our ability to maintain or improve  gross margins.  Because of our high debt level, we may also be less able to respond  effectively to these  developments  than our competitors who have less  financial  leverage.  Many of our  competitors  and potential  competitors  have greater  financial,  manufacturing  and distribution  resources than we do. If manufacturers  or retailers  increase their  competition with us, or if our current  competitors become more successful in competing with us, we could experience  material  adverse effects on our business,  results of operations and financial condition.

The  integration,  on January 1, 2005,  of all textile and apparel quota under the World Trade  Organization  Agreement on Textiles and
Clothing could reduce the competitiveness of apparel assembled in Mexico and the Caribbean Basin under our current business model.

         In  accordance  with the  Agreement on Textiles and Clothing of the World Trade  Organization,  or WTO, the United  States has
entered into bilateral trade  agreements with a number of other  countries,  including  China.  These  agreements  limit the amount and type of goods that may be  imported  annually  from these  countries.  As a result of trade  preference  programs  with  Mexico and the
Caribbean Basin,  where we produce and source a majority of our goods, we currently enjoy a competitive  advantage over those companies who import goods from countries that are subject to these quotas.  Effective  January 1, 2005, the United States,  with few exceptions, is obligated to remove quotas  applicable to goods from all WTO member  countries,  including  China.  The removal of these quotas will result in an  increase  in the amount of goods  imported  annually  from these  countries,  including  China,  thereby  increasing  our competition and potentially having a material adverse effect on our business, results of operations and financial condition.

We have  experienced  and may continue to experience  delays or other  difficulties  in  consolidating  our El Paso,  Texas cutting and administration functions into our Tampa, Florida facilities.

         We have  experienced  delays and difficulties in consolidating  our El Paso, Texas cutting and  administrative  functions into our Tampa,  Florida  facilities  that have  resulted  in delays in  delivering  products to our  customers  and lost sales in our first quarter of fiscal 2003.  We may continue to  experience  unanticipated  conditions,  contingencies,  delays and expenses in  connection with the  consolidation  that would  negatively  affect our business  and results of  operations.  As a result,  we may not achieve our projected  cost savings as soon as anticipated or in the amount  anticipated or our costs may be more than  anticipated.  Additionally, any problems that we may have  delivering  products to our customers could damage our  relationship  with these customers and result in further lost sales or require us to discount our products to these customers to protect our business relationships.

Fluctuations in the price,  availability  and quality of the fabrics or other raw materials we use could increase our cost of sales and reduce our ability to meet our customers' demands.

         The  principal  fabrics used in our apparel  consist of cotton,  wool,  synthetic  and blended  fabrics.  The price we pay for these fabrics is mostly  dependent on the market prices for the raw materials  used to produce them,  namely  cotton,  wool,  rayon and polyester.  Depending on a number of factors,  including crop yields and weather patterns,  the market price of these raw materials may fluctuate  significantly.  Some of our suppliers  are  experiencing  financial  difficulties.  This  increases the risk that we will be unable to obtain raw  materials at the price or quality or with the ease that we have  historically  obtained  them.  Moreover,  only a limited  number of  suppliers  are  available to supply the fabrics at the level of quality we require.  If we have to procure  fabrics from sources other than our current  suppliers,  the quality of the fabric may be  significantly  different from that obtained from our current  suppliers  which  could  result in lost  sales.  Fluctuations  in the price,  availability  and  quality of the fabrics or raw materials  could  increase  our cost of sales  and  reduce  our  ability  to meet our  customers'  demands.  We have not  entered  into transactions  to mitigate or hedge risk relating to  fluctuation  in price.  We cannot assure you that we will be able to pass along to our customers all, or any portion of, any increases in the prices paid for the fabrics used in the manufacture of our products.

We depend upon independent manufacturers in the production of our apparel.

         We use  independent  manufacturers  to assemble or produce our products,  including the sourcing of full-package  imports.  We depend on these  manufacturers'  ability to  finance  the  assembly  or  production  of goods  ordered  and to  maintain  manufacturing capacity.  We do not exert  direct  control  over  these  independent  manufacturers,  however,  so we may be  unable to obtain  timely delivery of acceptable products.  In addition,  we do not have long-term contracts with any of these independent  manufacturers and any of these  manufacturers  may unilaterally  terminate their  relationship with us at any time or seek to increase the prices they charge
us. As a result,  we cannot be assured of an uninterrupted  supply of acceptable  quality products from our independent  manufacturers.
If there is an interruption,  we may not be able to substitute suitable alternative  manufacturers  because such substitutes may not be available,  or they may not be able to provide us with products or services of a comparable  quality,  at an  acceptable  price or on a timely basis.

         We require our independent  manufacturers  to meet our standards for working  conditions,  environmental  protection and other matters  before we are  willing to place  business  with them.  As such,  we may not be able to obtain the lowest cost  production.  In addition,  any  failure by our  independent  manufacturers  to adhere to labor or other  laws,  or any  divergence  of any  independent manufacturer's  labor  practices from those  generally  considered  ethical in the United States and the potential  negative  publicity relating to any of these events could materially harm our business and reputation.

Our ability to  successfully  conduct  assembly and production  operations in facilities in foreign  countries  depends on many factors beyond our control.

         Currently,  more than 75% of our products are assembled or produced by independent  manufacturers  in the Dominican  Republic,
Mexico and Central  America.  The remainder of our products are produced or assembled in other foreign  countries.  It is possible that we will  experience  difficulties  with  these  independent  manufacturers,  including  reduced  production  capacity,  failure to meet production  deadlines or increases in manufacturing costs. Also, using foreign  manufacturers  requires us to order products further in advance to account for  transportation  time. If we overestimate  customer demand,  we may have to hold goods in inventory,  and we may be unable to sell these goods at the same margins as we have in the past. On the other hand, if we underestimate  customer  demand,  we may not be able to fill orders in time.

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

         We are also exposed to foreign  currency  risk.  In the past,  most of our  contracts  to have goods  assembled or produced in foreign  countries were  negotiated in U.S.  dollars.  If the value of the U.S.  dollar  decreases,  then the price that we pay for our products could increase, and it is possible that we would not be able to pass this increase on to our customers.

Our success depends upon our ability to recruit qualified personnel and to retain senior management.

         Our  continued  success is dependent  on  retaining  our senior  management  as well as  attracting  and  retaining  qualified management,  administrative  and  operating  personnel.  If we lose any members of our senior  management,  or if we do not recruit and retain other  qualified  personnel,  then our business,  results of operations and financial  condition  could be materially  adversely affected.  In November  2002,  William W.  Compton,  one of our  founders  and our Chief  Executive  Officer and  Chairman of the Board
resigned.  There can be no assurance that current  management can continue to manage our business  successfully  without Mr. Compton or that Mr.  Compton's  departure  will not cause  disruptions  in or  otherwise  negatively  affect our  business,  customer  or supplier relationships or results of operations.

We have a substantial amount of debt and interest payment  requirements that will require  successful future operating  performance and financial results and that impose important limitations on us.

         We have  substantial  outstanding  indebtedness  and are  highly  leveraged.  The degree to which we are  leveraged  will have important consequences, including the following:

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

         Our ability to meet our debt service  obligations  will depend on our future  operating  performance  and  financial  results, which will be subject in part to factors  beyond our  control.  Although  we believe  that our cash flow will be  adequate  to meet our interest  payments,  there can be no assurance that we will generate cash flow in the future  sufficient to cover our fixed charges and principal  payments.  If we are  unable to  generate  cash flow in the  future  sufficient  to cover our fixed  charges  and  principal payments and are unable to borrow funds from existing credit  facilities or from other sources,  we may be required to refinance all or a portion of our  existing  debt or to sell all or a portion of our  assets,  either of which may be at terms that are  unfavorable  to
us. There can be no  assurance  that a  refinancing  would be  possible,  nor can there be any  assurance as to the timing of any asset sales or the proceeds  that we could  realize  therefrom.  In addition,  the terms of the debt  restrict our ability to sell assets and the use of the proceeds therefrom.

         If for any reason,  including a shortfall in anticipated  operating cash flow or proceeds from asset sales,  we were unable to meet our debt service  obligations,  we would be in default under the terms of our existing debt. In the event of such a default,  some of our lenders  could elect to declare  certain debt to be  immediately  due and payable,  including  accrued and unpaid  interest.  In addition,  such lenders could proceed against the collateral  securing the debt, which consists of substantially all of our current and future  personal  property.  Default  on our  senior  debt  obligation  could  result  in a default  under our other  debt or result in bankruptcy.

The terms of our existing debt place significant restrictions on our ability to pursue financial and strategic opportunities.

         Our existing debt  facilities  contain a number of significant  covenants  that,  among other things,  restrict our ability to dispose of assets,  incur  additional debt, repay other debt, pay dividends,  make certain  investments or acquisitions,  repurchase or redeem  capital  stock,  make  capital  expenditures,  engage in  mergers  or  consolidations,  engage  in  certain  transactions  with subsidiaries and affiliates, and engage in certain corporate activities.

         There can be no assurance  that these  restrictions  will not  adversely  affect our ability to finance  future  operations or capital needs or engage in other  business  activities  that may be in our best  interest,  including  acquisitions.  In addition,  the terms of our existing debt require us to maintain  compliance  with certain  financial  ratios.  Our ability to comply with such ratios may be affected by events  beyond our control.  A breach of any of these terms or our  inability to comply with the required  financial ratios  could  result in a default  under the terms of our debt and the  acceleration  of all or a portion of such  debt,  or result in bankruptcy.

         Our  revolving  credit  facility  matures  in June 2003 and we cannot be  assured  that we will be able to obtain  replacement financing at that time or that any available replacement financing will be on terms acceptable to us.

We are subject to changes in the apparel industry, including changing fashion trends and consumer preferences.

         The apparel industry has historically  been subject to changing fashion trends and consumer  preferences.  We believe that our success is largely  dependent on our ability to anticipate and respond promptly to changing  consumer demands and fashion trends in the design,  styling and production of our products. If we cannot gauge consumer needs and fashion trends and respond  appropriately,  then consumers  may not purchase our products and this could have a material  adverse  effect on our  business,  results of  operations  and financial condition.

We may not be able to successfully identify, acquire and profitably operate companies and businesses that are compatible with our operations.

         We continually  evaluate the potential  acquisition of other complementary  companies and brands. This includes our efforts to enter into new agreements to license  additional  brands.  Our search may not yield any complementary  companies or brands, and even if we do find a  suitable  acquisition  we may not be able to obtain  sufficient  financing  to fund the  purchase.  We may not be able to successfully  integrate  the  operations  of any company  that we acquire  into our own  operations  and we cannot  assure you that any acquired  operation  will achieve the results we expected.  For example,  the acquired  business may not achieve  revenues,  profits or operational  efficiencies at the same levels as our existing  operations or at the levels that it achieved prior to our acquiring it or at levels that  justify the cost of the  acquisition.  The  success of any  acquisition  will also depend upon our ability to retain or hire and then train key personnel.  Acquiring  another company or business may also have negative  effects on our business,  results of operations  and  financial  condition  because our officers and directors may focus their  attention on completing or  integrating  the acquisition,  or because  other  resources  may be diverted to  fulfilling  the needs of the  acquisition.  In  addition,  we may incur significant  start-up  costs in  connection  with new  licenses.  Furthermore,  we may not meet our minimum  sales  targets which would require us to still pay the minimum license fee as well as risk termination of the license agreement.

         We compete with other  companies who have greater  resources than we do for the  opportunities  to license brands or buy other brands,  companies and businesses and to expand our  operations.  As a result,  even if we do identify a suitable  acquisition,  we may lose the acquisition to a competitor who offers a more attractive  purchase  price.  In such event, we may incur  significant  costs in pursuing an  acquisition or license  without  success.  Future  acquisitions  could involve the  incurrence of significant  debt or the issuance of equity securities which potentially could be dilutive to our earnings.

Our use of our  trademarks  and trade  dress may  subject us to claims of  infringement  by other  parties;  our  trademarks  and other intellectual property may not be adequately protected.

         We use many  trademarks  in our  business,  some of which have been  registered  with the United  States  Patent and Trademark
Office.  We believe these registered and common law trademarks and other proprietary  rights are important to our competitive  position and to our success.  The use and registration of our trademarks and the use of our trade dress are challenged periodically.

         Despite  our  efforts to the  contrary,  we may  violate  the  proprietary  rights of others.  If we were found to violate the proprietary  rights of others,  or any of our  trademarks or trade dress were subjected to some other  challenge,  we cannot assure you that we would be permitted to continue using these  trademarks or trade dress.  Furthermore,  if we were sued for alleged  infringement of another's  proprietary rights, the party claiming  infringement might have greater resources than we do to pursue its claims, and we could be forced to settle the claim on unfavorable  terms or to incur  substantial  costs to defend the  litigation.  Moreover,  if the party claiming  infringement  prevails,  we could be forced to pay significant damages, or to enter into expensive royalty or licensing arrangements with the prevailing party.

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

         We believe that our trademarks and other  proprietary  rights are important to our success and our  competitive  position.  We devote  substantial  resources to the  establishment  and protection of our trademarks on a worldwide  basis.  Nevertheless,  we cannot assure you that the actions we have taken to establish  and protect our  trademarks  and other  proprietary  rights will be adequate to prevent  limitation  of our  products by others or to prevent  others from seeking to block sales of our products as a violation of the trademarks and proprietary  rights of others.  In addition,  the laws of certain foreign countries may not protect  proprietary  rights to the same extent as do the laws of the United States.

Our products that are imported into the United States are subject to certain restrictions and tariffs.

         Most of our import  operations  are subject to bilateral  textile  agreements  between the United States and a number of other countries.  These  agreements  establish quotas for the amount and type of goods that can be imported into the United States from these countries.  These agreements allow the United States,  in certain  circumstances,  to impose  restraints at any time on the importation of additional or new categories of merchandise.  Future bilateral  textile  agreements may also contain similar  restraints.  Excluding the  countries  covered under the Caribbean  Basin Trade  Partnership  Act, or CPTPA,  and the North America Free Trade  Agreement,  or
NAFTA,  our  imported  products are also subject to United  States  customs  duties.  The United  States and the  countries in which we manufacture  our  products  may adjust  quotas,  duties,  tariffs or other  restrictions  that are  currently  in effect.  There are no assurances  that any  adjustments  would  benefit  us.  These same  countries  may also  impose new  quotas,  duties,  tariffs or other restrictions.  Furthermore,  the United  States may bar imports of products  that are found to be made by convicts,  forced  indentured servants or child labor.  The United  States may also  withdraw the "most  favored  nation"  status of certain  countries,  which could result in the  imposition  of higher  tariffs on products  imported  from those  countries.  All of these changes could have a material adverse effect on our business, results of operations and financial condition.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Our market risk is limited to  fluctuations  in interest  rates as it pertains to our  borrowings  under the  Facility and the
Real Estate Loan.  As of  September  28,  2002,  interest  rates on  borrowings  under our Real Estate Loan were 7.9%.  If the interest rates on our  borrowings  under our Facility  average 100 basis  points more in fiscal 2003 than they did in fiscal 2002,  our interest expense  would  increase and income  before income taxes would  decrease.  Currently,  there are no  outstanding  borrowings  under our
Facility.  If there were  outstanding  borrowings  under our  Facility,  the amount of increased  interest  expense would be determined solely by  considering  the impact of the  hypothetical  change in the interest rate on our borrowing  cost without  consideration  for other factors such as actions management might take to mitigate its exposure to interest rate changes.

         We have entered into an interest  rate swap  agreement  that is intended to maintain  the  fixed/variable  mix of the interest rate on the Real Estate Loan within defined  parameters.  Variable rates are  predominantly  linked to the LIBOR.  Any differences paid or received on an interest rate swap agreement are recognized as  adjustments to interest  expense over the life of each swap,  thereby adjusting the effective interest rate on the underlying obligation.

Item 8.  Financial Statements and Supplementary Data

         The information called for by this Item is contained in Item 15 of this report and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                                               PART III

Item 10. Directors and Executive Officers of the Registrant

         The  information  under the  captions  "Election  of  Directors"  and  "Other  Matters - Section  16(a)  Beneficial  Reporting
Compliance" in our Proxy Statement for its Annual Meeting of  Shareholders to be held on January 28, 2003 (the "2002 Proxy  Statement")
is incorporated  herein by reference.  The information  called for by this Item with respect to Executive Officers is set forth in Item
4A of this report under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

         The  information  under the  captions  "Election  of  Directors -  Compensation  of  Directors"  and  "Election of Directors -
Executive  Compensation" in our 2002 Proxy Statement is incorporated herein by reference.  In no event shall the information  contained in the 2002 Proxy  Statement  under the captions  "Election of Directors - Executive  Compensation - Compensation  Committee  Report on
Executive Compensation" and "Shareholder Return Comparison" be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The  information  under the caption  "Election of Directors - Stock  Ownership"  in our 2002 Proxy  Statement is  incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information  under the caption  "Election of Directors - Executive  Compensation - Compensation  Committee  Interlocks and
Insider Participation" and "Certain Transactions" in our 2002 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

           Our Chief Executive  Officer and Chief Financial  Officer have evaluated the  effectiveness  of our disclosure  controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities  Exchange Act of 1934, as amended)
           as of a date  within  90 days  prior to the  filing  date of this  annual  report  (the  "Evaluation  Date").  Based on such evaluation,  our Chief  Executive  Officer and Chief  Financial  Officer have concluded that as of the Evaluation  Date, our disclosure  controls  and  procedures  provide  reasonable  assurance  that they are  alerted on a timely  basis to material information  relating to Tropical  Sportswear Int'l  Corporation  (including its consolidated  subsidiaries)  required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

(b)        Changes in Internal Controls

           Since  the  Evaluation  Date,  there  have not been any  changes  in our  internal  controls  or other  factors  that  could significantly affect such controls.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Index to Financial Statements
                                                                                              Page
           Report of Independent Certified Public Accountants                                  38
           Consolidated Balance Sheets                                                         39
           Consolidated Statements of Income                                                   40
           Consolidated Statements of Shareholders' Equity                                     41
           Consolidated Statements of Cash Flows                                               42
           Notes to Consolidated Financial Statements                                          43

(a) 2.     Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts                                     67

 (a) 3.    Exhibits

           The Index to Exhibits attached hereto lists the exhibits that are filed as part of this report.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

                                          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Tropical Sportswear Int'l Corporation

         We  have  audited  the  accompanying   consolidated   balance  sheets  of  Tropical   Sportswear   Int'l   Corporation  as  of
September 28, 2002 and September 29, 2001, and the related consolidated statements of income,  shareholders' equity, and cash flows for each of the three fiscal years in the period ended  September 28, 2002.  Our audits also  included  the  financial  statement  schedule listed in the index at Item 15 (a). These financial  statements and schedule are the  responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion,  the financial  statements  referred to above  present  fairly,  in all material  respects,  the  consolidated financial  position of Tropical  Sportswear  Int'l  Corporation  at  September 28, 2002  and September 29, 2001,  and the  consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended  September 28, 2002,  in conformity with accounting  principles  generally accepted in the United States.  Also, in our opinion,  the related financial statement schedule, when  considered  in  relation to the basic  financial  statements  taken as a whole,  presents  fairly in all  material  respects  the information set forth therein.

         As noted in Note 1 to the financial  statements,  during fiscal 2001, the Company adopted  certain  provisions of Statement of
Financial  Accounting  Standards  No. 133,  Accounting  for  Derivative  Instruments  and  Hedging  Activities  and  No. 141,  Business
Combinations.   As  noted  in  Note 1 to  the  financial  statements,  during  fiscal  2002,  the  Company  adopted the  provisions  of
Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                                                    /s/  Ernst & Young LLP

Tampa, Florida
November 19, 2002

                                                 TROPICAL SPORTSWEAR INT'L CORPORATION

                                                      CONSOLIDATED BALANCE SHEETS
                                               September 28, 2002 and September 29, 2001
                                                   (In thousands, except share data)

                                                                           2002                   2001
                                                                    -------------------    -------------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $  28,284                $ 1,714
    Marketable securities                                                     11,100                     --
    Accounts receivable, net                                                  91,009                 86,908
    Inventories, net                                                          74,797                 73,083
    Deferred income taxes                                                      9,414                 15,040
    Prepaid expenses and other                                                13,460                 10,829
    Assets held for sale                                                           -                  7,846
                                                                    -------------------    -------------------
       Total current assets                                                  228,064                195,420
Property and equipment                                                        83,380                 76,305
Less accumulated depreciation and amortization                               (34,907)               (28,864)
                                                                    -------------------    -------------------
                                                                              48,473                 47,441
Other assets                                                                  12,345                 16,914
Trademarks, net                                                               12,991                 12,866
Excess of cost over fair value of net assets of acquired
subsidiary, net                                                               34,335                 36,589
                                                                    -------------------    -------------------
Total assets                                                                $336,208               $309,230
                                                                    ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $40,342                $35,417
    Accrued expenses and other                                                20,257                 26,556
    Current portion of long-term debt                                              -                  1,128
    Current portion of obligations under capital leases                        1,251                  1,414
                                                                    -------------------    -------------------
       Total current liabilities                                              61,850                 64,515
Long-term debt                                                               107,000                145,962
Obligations under capital leases                                               1,922                  2,810
Deferred income taxes                                                          2,881                  6,402
Other                                                                          6,183                  3,274
                                                                    -------------------    -------------------
       Total liabilities                                                     179,836                222,963
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $100 par value; 10,000,000 shares authorized;
       no shares issued and outstanding                                           --                     --
    Common stock, $.01 par value; 50,000,000 shares authorized;
       11,040,452 and 7,697,332 shares issued and outstanding in
       2002 and 2001, respectively                                               110                     77
    Additional paid in capital                                                88,549                 18,851
    Retained earnings                                                         72,835                 70,514
    Accumulated other comprehensive loss                                      (5,122)                (3,175)
                                                                    -------------------    -------------------
       Total shareholders' equity                                            156,372                 86,267
                                                                    -------------------    -------------------
Total liabilities and shareholders' equity                                  $336,208               $309,230
                                                                    ===================    ===================
                                                        See accompanying notes.

                                                 TROPICAL SPORTSWEAR INT'L CORPORATION

                                                   CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except per share amounts)

                                                                          Fiscal Year Ended
                                                      -----------------------------------------------------------
                                                       September 28,        September 29,        September 30,
                                                            2002                 2001                 2000
                                                      -----------------    -----------------    -----------------

Net sales                                                  $463,877              $436,436             $472,985
Cost of goods sold                                          335,470               311,880              335,463
                                                      -----------------    -----------------    -----------------
Gross profit                                                128,407               124,556              137,522
Selling, general and administrative expenses                 97,157                88,509               88,719
Other charges                                                16,130                 2,774                1,006
                                                      -----------------    -----------------    -----------------
Operating income                                             15,120                33,273               47,797
Other expenses:
    Interest expense                                         13,349                15,519               17,604
    Interest income                                            (394)                 (258)                (253)
    Other, net                                               (1,002)                  989                1,251
                                                      -----------------    -----------------    -----------------
                                                             11,953                16,250               18,602
                                                      -----------------    -----------------    -----------------

Income before income taxes and extraordinary item             3,167                17,023               29,195
Provision for income taxes                                    1,258                 6,593               11,692
                                                      -----------------    -----------------    -----------------
Income before extraordinary item                              1,909                10,430               17,503
Extraordinary item-gain on negative goodwill                    412                   800                   --
                                                      -----------------    -----------------    -----------------
Net income                                                   $2,321               $11,230              $17,503
                                                      =================    =================    =================

Basic net income per share:
   Income before extraordinary item                           $0.22                 $1.36                $2.29
   Extraordinary item                                          0.05                  0.11                   --
                                                      -----------------    -----------------    -----------------
   Net income per share                                       $0.27                 $1.47                $2.29
                                                      =================    =================    =================

Diluted net income per share:
   Income before extraordinary item                           $0.22                 $1.34                $2.27
   Extraordinary item                                          0.04                  0.11                   --
                                                      -----------------    -----------------    -----------------
   Net income per share                                       $0.26                 $1.45                $2.27
                                                      =================    =================    =================

                                                        See accompanying notes.

                                              TROPICAL SPORTSWEAR INT'L CORPORATION
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          (In thousands)

                                                                               Accumulated
                                                                                  Other
                                                      Additional                 Compre-
                                   Common Stock        Paid In     Retained      hensive
                                 Shares     Amount     Capital     Earnings   Income (Loss)    Total

Balance at October 2, 1999        7,619        $76     $17,535      $41,781      $  431      $59,823

    Net income                       --         --          --       17,503          --       17,503
    Foreign currency
    translation adjustment           --         --          --           --      (1,787)      (1,787)                                                                                            ---------
    Total comprehensive income       --         --          --           --          --       15,716
    Stock option exercises           19         --         295           --          --          295
                               ----------- ---------- ----------- ----------- ------------- ----------

Balance at September 30, 2000     7,638         76      17,830       59,284      (1,356)      75,834

    Net income                       --         --          --       11,230         --        11,230
    Foreign currency
    translation adjustment
     and other                       --         --          --           --      (1,819)      (1,819)
                                                                                           ----------
    Total comprehensive income       --         --          --           --         --         9,411
    Stock option exercises           59          1       1,021           --         --         1,022
                               ----------- ---------- ----------- ----------- ------------- ----------

Balance at September 29, 2001     7,697         77      18,851       70,514      (3,175)      86,267

    Net income                       --         --          --        2,321         --         2,321
    Foreign currency
    translation adjustment
      and other                      --         --          --           --      (1,947)      (1,947)
                                                                                            ---------
    Total comprehensive income       --         --          --           --         --           374
    Common stock issuance, net    3,000         30      63,190           --         --        63,220
    Stock option exercises          343          3       6,508           --         --         6,511
                               ----------- ---------- ----------- ----------- ------------- ----------
Balance at September 28, 2002    11,040       $110     $88,549       $72,835    ($5,122)    $156,372
                               =========== ========== =========== =========== ============= ==========

                                                             See accompanying notes.

                                                 TROPICAL SPORTSWEAR INT'L CORPORATION

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)

                                                                          Fiscal Year Ended
                                                       --------------------------------------------------------
                                                         September 28,      September 29,       September 30,
                                                             2002                2001                2000
                                                        ----------------    ---------------     ---------------
  Operating activities
  Net income                                                  $ 2,321           $ 11,230             $ 17,503
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        (Gain) loss on disposal of property and
      equipment                                                  (504)              (142)                  19
       Depreciation and amortization                            7,318             10,149                8,858
       Provision for allowances and doubtful accounts           1,129              1,583                   73
       Change in excess and slow moving inventory
       reserve                                                 (3,593)              (371)                (342)
       Deferred income taxes                                    3,079              2,417                2,325
       Income tax benefit from exercise of stock options          987                 85                   66
       Extraordinary item-gain on negative goodwill              (412)              (800)                  --
  Changes in operating assets and liabilities:
    (Increase) decrease in assets:
       Accounts receivable                                     (5,230)             9,767              (16,994)
       Inventories                                              1,879                424                5,769
       Prepaid expenses and other assets                        6,468             (1,450)               8,530
       Increase (decrease) in liabilities:
       Accounts payable                                         4,925             (9,245)              12,600
       Accrued expenses and other                                (617)            (4,092)                (116)
                                                        ----------------    ---------------     ---------------
  Net cash provided by operating activities                    17,750             19,555               38,291

  Investing activities
  Capital expenditure                                         (11,008)            (7,882)             (11,366)
  Acquisition of subsidiary, net of cash acquired                  --            (12,440)                  --
  Proceeds from sale of property and equipment                    570                740                  153
  Purchase of marketable securities                           (11,100)                --                   --
                                                        ----------------    ---------------     ---------------
  Net cash used in investing activities                       (21,538)           (19,582)             (11,213)

  Financing activities
  Proceeds from issuance of long-term debt                         88                236                5,014
  Proceeds from exercise of stock options                       5,524                937                  229
  Proceeds from sale of common stock                           63,220                 --                   --
  Principal payments of long-term debt                         (7,302)            (5,470)              (1,335)
  Principal payments of capital leases                         (1,821)            (1,352)              (1,558)
  Net proceeds from (repayment of) long-term
  revolving credit line borrowings                            (32,130)             6,445              (27,821)
                                                        ----------------    ---------------     ---------------
  Net cash provided by (used in) financing activities          27,579                796              (25,471)

  Effect of change in currency translation on cash
  and cash equivalents                                          2,779               (822)              (1,447)
                                                        ----------------    ---------------     ---------------
  Net increase (decrease) in cash and cash equivalents         26,570                (53)                 160
  Cash and cash equivalents at beginning of year                1,714              1,767                1,607
                                                        ----------------    ---------------     ---------------
  Cash and cash equivalents at end of year                   $ 28,284            $ 1,714              $ 1,767
                                                        ================    ===============     ===============

                                                        See accompanying notes.

                                                 TROPICAL SPORTSWEAR INT'L CORPORATION

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Years Ended September 28, 2002, September 29, 2001, and September 30, 2000
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

Accounting Period

         The Company  operates on a 52/53-week  annual  accounting  period  ending on the Saturday  nearest  September 30th.  The years ended September 28, 2002, September 29, 2001, and September 30, 2000 each contain 52 weeks.

Net Income Per Share

         Basic and diluted net income per share are computed as follows:

                                                             Fiscal Year Ended
                                         ----------------------------------------------------------

                                             September 28,      September 29,        September 30,
                                                 2002                2001                2000
                                            ----------------   -----------------    ----------------

Numerator for basic and diluted net
    income per share:
      Net income                                    $ 2,321             $11,230            $ 17,503

Denominator for basic net income per
share:
    Weighted average shares of common
        stock outstanding                         8,665,155           7,656,642           7,627,141

      Effect of dilutive stock options
        using the treasury stock method             192,344             113,948              97,599
                                            ----------------   -----------------    ----------------
Denominator for diluted net income per
share                                             8,857,499           7,770,590           7,724,740
                                            ================   =================    ================

Net income per share:
     Basic                                            $0.27               $1.47               $2.29
                                            ================   =================    ================
     Diluted                                          $0.26               $1.45               $2.27
                                            ================   =================    ================

         At September 28, 2002,  September  29, 2001 and  September 30, 2000 there were 1.0 million,  1.4 million and 1.3 million stock options,  respectively,  excluded  from the  computation  of diluted  earnings per share  because the effect of their  inclusion in the calculation would have been anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

         Other comprehensive loss for fiscal 2002,  composed primarily of foreign currency  translations of $0.8 million and the change in the Company's minimum pension liability of $2.7 million,  totaled $1.9 million,  (net of income tax benefit of $1.2 million).  Other comprehensive loss for fiscal 2001,  composed of foreign currency  translations of $1.1 million and the fair value of a cash flow hedge of $720,000,  totaling  $1.8  million,  (net of income tax benefit of $1.1  million).  For fiscal 2000,  other  comprehensive  loss was composed  exclusively  of  foreign  currency  translations  of $1.8  million  (net of  income  tax  benefit  of  $1.1  million).  Total comprehensive income amounted to $0.4 million, $9.4 million and $15.7 million, for fiscal 2002, 2001 and 2000, respectively.

Revenue Recognition

         Based on its terms of F.O.B.  shipping  point,  the  Company  records  sales upon the  shipment  of  finished  products to the customer.  The Company  records sales in accordance  with SEC Staff  Accounting  Bulletin No. 101,  "Revenue  Recognition  in Financial
Statements."  Under these  guidelines,  revenue is recognized when all of the following  exist:  persuasive  evidence of an arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured.

Foreign Currencies

         Foreign  entities  whose  functional  currency is the local  currency  translate  net assets at year-end  rates and income and expense accounts at average exchange rates.  Adjustments  resulting from these  translations are reflected in the Shareholders'  equity section as a component of other comprehensive income (loss).

Advertising and Promotion Costs

         Advertising and promotion costs are expensed when the advertising occurs.  Advertising and promotion expense was $7.7 million,
$9.7 million, and $15.7 million, in fiscal 2002, 2001, and 2000, respectively.

Shipping and Handling Costs

         The Company does not typically  incur shipping costs to its  customers.  Inventory  handling costs incurred by the Company are included in selling,  general and administrative expenses in the accompanying  consolidated statements of income, and were less than 1%
of net sales in each of the fiscal years presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

Marketable Securities

Marketable  securities  are  classified as trading  securities  and are carried at fair value,  with the  unrealized  holding gains and losses reflected as interest income in the accompanying  consolidated  statement of income.  For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.

Marketable securities classified as trading consist of the following:

                                   September 28, 2002
                                  ----------------------
Bonds, cost                              $11,100
Bonds, fair value                        $11,100

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

Trademarks

         Trademarks  represent the fair value of the Savane(R)and Farah(R)trademarks  that were acquired with the acquisition of Savane.
The  trademarks  effectively  have an  indefinite  legal life and their value has been  amortized  through  September  29, 2001, on the straight-line  basis over a period of 30 years.  Effective  September 30, 2001, the Company adopted  Statement of Financial  Accounting
Standard No. 142 "Goodwill and Other  Intangible  Assets"  ("Statement  No. 142"),  and no longer  amortizes the remaining value of its trademarks,  but  tests  them for  impairment  on a  periodic  basis.  Accumulated  amortization  totaled  $1,645,000,  $1,645,000  and
$1,146,000  at September  28, 2002,  September  29, 2001 and  September  30,  2000,  respectively.  In  connection  with the  Company's acquisition  of Duck  Head  Apparel  Company,  Inc.  ("Duck  Head"),  the fair  value of the Duck  Head  trademarks  was  estimated  at approximately  $13.3  million.  The fair value  assigned to the Duck Head trademark in the allocation of the purchase price was reduced to zero as a result of non long-lived assets exceeding the price the Company paid for Duck Head.

Excess of Cost Over Fair Value of Net Assets of Acquired Subsidiary

         The excess of cost over fair value of net assets of acquired  subsidiary  is primarily  related to the  acquisition  of Savane and has been  amortized  through  September 29, 2001, on the  straight-line  basis over a period of 30 years.  Effective  September 30,
2001, the Company adopted Statement No. 142, and no longer amortizes the remaining  goodwill from the acquisition of Savane,  but tests for impairment on a periodic  basis.  Accumulated  amortization  totaled  $4,318,000,  $4,318,000 and $3,045,000 at September 28, 2002,
September 29, 2001 and September 30, 2000,  respectively.  In connection  with the Company's  acquisition  of Duck Head, the fair value of Duck Head's non  long-lived  assets  exceeded the price the Company  paid,  which in  accordance  with SFAS No. 142,  resulted in an extraordinary gain.

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

Impairment of Trademarks and the Excess of Cost over Fair Value of Net Assets of Acquired Subsidiary

           Impairment  on  intangibles  not  subject  to  amortization is  tested  annually, or more frequently if events or changes in
circumstances  indicate  that  the asset might be impaired.   The  impairment  test  consists of a  comparison of the  fair value of an intangible asset,  determined  through a discounted cash flow valuation method, with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Derivative Accounting

         The Company  adopted the  provisions  of Statement of  Financial  Accounting  Standard  No. 133,  "Accounting  for  Derivative
Instruments  and Hedging  Activities"  ("Statement  No.  133"),  effective  October 1, 2000.  Under the terms of Statement No. 133, all derivative  instruments  are required to be accounted for at fair value and recorded on the  consolidated  balance  sheet.  The Company entered into an interest-rate  swap agreement (the "Agreement") to modify the interest  characteristics of a portion of its outstanding debt.  The  Agreement is  designated  to hedge the interest  payments  related to a portion of the  principal  balance of the Company's variable  rate real estate loan.  The Agreement  involves the exchange of amounts  based on a fixed  interest rate for amounts based on variable  interest rates over the life of the Agreement  without an exchange of the notional  amount upon which the payments are based.
The  differential  to be paid or received as interest  rates change is accrued and  recognized  as an  adjustment  of interest  expense related  to the  debt.  The  notional  amount of the  Agreement  is $7.0  million  and the  Agreement  expires  in May 2008.  Since the
Agreement  qualifies  for the  "short-cut"  method of  accounting  for cash flow hedges,  the fair value of the  Agreement  and related changes in the fair value as a result of changes in market  interest  rates are  recognized in the  accompanying  consolidated  balance sheets.

Financial Instruments

         The Company's financial instruments include cash, accounts receivable,  accounts payable and accrued expenses,  long-term debt and  obligations  under capital leases and an interest rate swap  agreement.  The following  methods and  assumptions  were used by the
Company in estimating its fair value disclosures for financial instruments:

         Cash,  accounts  receivable,  accounts  payable and accrued  expenses:  The carrying  amounts reported in the balance sheets approximate fair value.

         Long-term debt and  obligations  under capital  leases:  The carrying  amount of the Company's  borrowings  under its variable rate long-term debt  agreements  approximate  their fair value.  The fair value of the Company's  fixed rate long-term debt and obligations  under capital leases is estimated using  discounted cash flow analyses,  based on the estimated current incremental borrowing rate for similar types of borrowing agreements.

         Interest-rate swap agreement:  The carrying amount is determined using fair value estimates from third parties.

         The carrying  amounts and fair value of the Company's  long-term debt and obligations  under capital leases and  interest-rate swap agreement are as follows:

                                          September 28, 2002              September 29, 2001
                                      ----------------------------    ----------------------------
                                       Carrying          Fair          Carrying          Fair
                                         Value           Value           Value           Value
                                      ------------    ------------    ------------    ------------

Long-term debt and obligations
     under capital leases               $110,173        $111,701        $151,314        $146,206

Interest-rate swap agreement
     liability                          $(1,161)        $(1,161)          $(720)          $(720)

Reclassifications

         Certain  amounts in the  fiscal  2001 and 2000  financial  statements  have been  reclassified  to conform to the fiscal  2002 presentation.

Recent Accounting Pronouncements

         In July 2001, the Financial  Accounting  Standards Board ("FASB)",  issued Statement of Financial Accounting Standard No. 141,
"Business  Combinations"  (Statement  No. 141).  Statement No. 141 prohibits  the use of the  pooling-of-interests  method for business combinations  completed  after June 30, 2001,  and requires  the  recognition  of  intangible  assets  separately  from  goodwill.  The acquisition  of Duck Head in August 2001 was accounted for in accordance  with  Statements  No. 141. On September 30, 2001, the Company
adopted Statement of Financial  Accounting  Standard No. 142,  "Goodwill and Other Intangible  Assets"  (Statement No. 142).  Statement
No. 142 includes  requirements  to test goodwill and  indefinite  lived  intangible  assets for  impairment  rather than amortize them.
Goodwill and other  indefinite  lived  intangible  assets are tested for  impairment.  The provisions of Statement No. 142 required the completion of a transitional  impairment test within six months of adoption,  with any impairment  identified as a cumulative effect of a change in accounting  principle.  Also,  Statement No. 142 requires an annual  impairment  test. In accordance  with the provision of
Statement No. 142, the Company  performed the transitional  and annual  impairment tests during fiscal 2002. The results of these tests indicate that the Company's  goodwill and other indefinite lived intangible assets are not impaired,  as the fair value of these assets exceed their carrying value. Any impairment  related to tests performed after the  transitional  impairment test would be recorded as a component of operating income.

         In accordance  with  Statement No. 142, the Company  discontinued  the  amortization  of goodwill and other  indefinite  lived intangible assets effective September 30, 2001.  Amortization  expense is included in other expenses in the accompanying  statements of income.  A  reconciliation  of  previously  reported net income and earnings per share for fiscal 2002,  2001 and 2000,  to the amounts adjusted for the exclusion of amortization net of the related income tax effect follows:

                                                                    Fiscal Year Ended
                                                 --------------------------------------------------------
                                                  September 28,      September 29,        September 30,
                                                      2002                2001                2000
                                                 ----------------    ---------------     ----------------

     Reported net income                                $2,321            $11,230                $17,503
     Add: Amortization, net of tax                          --              1,160                  1,217
                                                 ----------------    ---------------     ----------------
     Adjusted net income                                $2,321            $12,390                $18,720
                                                 ================    ===============     ================

     Basic earnings per share:
         Reported net income                             $0.27              $1.47                  $2.29
         Amortization, net of tax                           --               0.15                   0.16
                                                 ----------------    ---------------     ----------------
         Adjusted net income per share-basic             $0.27              $1.62                  $2.45
                                                 ================    ===============     ================
     Diluted earnings per share:
         Reported net income                             $0.26              $1.45                  $2.27
         Amortization, net of tax                           --               0.15                   0.16
                                                 ----------------    ---------------     ----------------
         Adjusted net income per
            share-diluted                                $0.26              $1.60                  $2.43
                                                 ================    ===============     ================

         In October  2001,  the FASB issued  Statement of Financial  Accounting  Standard No. 144,  "Accounting  for the  Impairment or
Disposal of Long-Lived  Assets"  (Statement No. 144),  which is effective for financial  statements  issued for fiscal years  beginning after  December  15, 2001 and interim  periods  within  those  fiscal  years.  Statement  No. 144  supersedes  Statement  of  Financial
Accounting  Standard No. 121,  "Accounting  for the Impairment of Long-Lived  Assets and for Long-Lived  Assets to be Disposed Of," and
provides a single  accounting  model for  long-lived  assets to be disposed  of. The Company  does not expect the adoption of Statement
No. 144 to have a material impact on its financial position and results of operations.

         In April 2002, the FASB issued Statement of Financial  Accounting  Standard No. 145,  "Rescission of FASB Statements No. 4, 44
and 64,  Amendment of FASB  Statement  No. 13, and  Technical  Corrections"  (Statement  No. 145),  which is effective for fiscal years beginning  after May 15, 2002.  This  Statement  rescinds FASB  Statement No. 4,  "Reporting  Gains and Losses from  Extinguishment  of
Debt," as well as an  amendment  of that  Statement,  FASB  Statement  No. 64,  "Extinguishments  of Debt Made to Satisfy  Sinking-Fund
Requirements,"  as debt  extinguishments  are no  longer  classified  as  extraordinary  items  unless  they meet the  requirements  in
Accounting  Principles  Board Opinion No. 30 of being unusual and  infrequently  occurring.  This  Statement also amends other existing authoritative  pronouncements to make various technical  corrections.  The Company does not expect the adoption of Statement No. 145 to have a material impact on its financial position and results of operations.

         In June 2002, the FASB issued Statement of Financial  Accounting Standard No. 146,  "Accounting for Costs Associated with Exit or Disposal  Activities"  (Statement No. 146), which is effective for exit or disposal activities that are initiated after December 31,
2002.  Statement No. 146  nullifies  Emerging  Issues Task Force No. 94-3,  "Liability  Recognition  for Certain  Employee  Termination
Benefits and Other Costs to Exit an Activity  (including  Certain Costs Incurred in a  Restructuring)"  (EITF 94-3).  Statement No. 146
requires  that a liability for a cost  associated  with an exit or disposal  activity be recognized  when the liability is incurred and eliminates  the definition  and  requirements  of recognition of exit costs in EITF 94-3. The adoption of Statement No. 146 will affect the timing of recognition of costs associated with any future restructuring activities.

Statement of Cash Flows

         Supplemental cash flow information:

                                                     Fiscal Year Ended
                                ------------------------------------------------------------
                                 September 28,        September 29,         September 30,
                                      2002                 2001                 2000
                                -----------------    -----------------    ------------------
Cash paid for:
Interest                            $13,320              $14,943               $16,988
Income taxes                          2,766                4,635                10,155

         Capital lease  obligations of $750,000,  $1,151,000,  and $216,700 were incurred when the Company  entered into leases for new equipment in the years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively.

2.  ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                          September 28,        September 29,
                                                              2002                  2001
                                                        ------------------    -----------------

   Receivable from factor                                      $86,063              $79,899
   Receivable from trade accounts                               10,196               11,130
   Reserve for allowances and doubtful accounts                 (5,250)              (4,121)
                                                        ------------------    -----------------
                                                               $91,009              $86,908
                                                        ==================    =================

         The  Company has two  separate  factoring  agreements.  Under  these  agreements,  substantially  all of the  Company's  trade receivables are assigned on an ongoing basis,  without recourse,  except for credit losses on the first 0.10% of amounts factored.  The factoring  agreements are with national  companies,  which, in management's  opinion,  are highly  creditworthy.  The purchase price of each  receivable  is the net face amount,  less a factoring  discount  ranging  from 0.18% to 0.25%.  During  fiscal 2003,  the Company intends to  discontinue  factoring of its  receivables,  but expects to maintain  credit  insurance for those  accounts  which it deems necessary.

3.  INVENTORIES

         Inventories consist of the following:

                                                      September 28,          September 29,
                                                          2002                   2001
                                                   --------------------    ------------------

               Raw materials                                   $ 7,772               $ 6,898
               Work in process                                  18,696                14,327
               Finished goods                                   51,736                58,858
Reserve for excess and slow moving inventory                    (3,407)               (7,000)
                                                   --------------------    ------------------
                                                              $ 74,797              $ 73,083
                                                   ====================    ==================

4.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consist of the following:

                                    September 28,        September 29,             Life
                                         2002                2001                (Years)
                                   -----------------    ----------------        -----------

Land                                        $ 7,484             $ 7,442                 --
Land improvements                             2,035               2,041                 15
Buildings and improvements                   15,748              15,245             3 - 50
Machinery and equipment                      49,445              48,901             3 - 12
Leasehold improvement                         2,496               2,484             5 - 25
Construction in progress                      6,172                 192                 --
                                   -----------------    ----------------
                                            $83,380             $76,305
                                   =================    ================

         During fiscal 2002, 2001 and 2000, the Company  capitalized  interest cost of $0, $107,000,  and $215,000,  respectively,  for buildings and improvements,  and machinery and equipment in the process of construction.  Total depreciation  expense was $7.3 million,
$8.2 million, and $6.8 million, for the years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively.

5.  DEBT

         Long-term debt consists of the following:

                                      September 28,         September 29,
                                          2002                   2001
                                    ------------------     -----------------

Revolving credit line                           $   -               $32,131
Real estate loan                                7,000                13,968
Senior subordinated notes                     100,000               100,000
Other                                              --                   991
                                    ------------------     -----------------
                                              107,000               147,090
Less current maturities                            --                 1,128
                                    ------------------     -----------------
                                             $107,000              $145,962
                                    ==================     =================

         In June 2002,  the  Company  completed a public  offering of 3.0 million  shares of common  stock.  The Company  received  net proceeds of approximately $63.2 million,  of which  approximately $32.0 million was used to repay all outstanding  borrowings under the
Company's  revolving  credit line (the  "Facility"),  to pay down a portion of its real estate loan ("Real Estate Loan"),  and to repay certain  capital  lease  obligations.  The  remaining  $31.2  million is being used for the payment of the cash  portion of the Project
Synergy  charges  (see Note 9), the  construction  of a new  administration  facility  in Tampa,  Florida  and for  working and general corporate purposes, including acquisitions.

         The Facility provides for borrowings of up to $110 million,  subject to certain  borrowing base limitations.  Borrowings under the Facility bear interest at variable rates of interest  based on LIBOR plus an applicable  margin,  and are secured by  substantially all of the Company's  domestic  assets.  As of September 28, 2002,  there were no balances  outstanding  on the Facility.  The Facility matures in June 2003.  Debt issue costs of $1.4  million  were  incurred in  connection  with the  Facility  and are  included in other
assets  ($273,000 net, at September  28,  2002).   These costs are being  amortized  to interest  expense over the life of the Facility using the effective interest method.

         On May 28,  1999, the Company entered into Real Estate Loan agreement secured by the Company's  distribution  center,  cutting facility,  and administrative  offices in Tampa,  Florida.  The Real Estate Loan was used to refinance $9.5 million  outstanding on the
Company's  previous  real estate loan and to finance up to $6.0 million of the costs  related to an expansion of the  Company's  Tampa,
Florida  distribution  facility.  In March 2000,  the Real Estate Loan was  converted  to a secured term loan.  Principal  and interest payments  were paid  monthly on the  refinanced  amount  through June 2002.  On June 26,  2002,  the terms of the Real Estate Loan were amended and the loan now requires the payment of monthly  interest only, with the remaining  outstanding  principal of $7.0 million due on or before May 15, 2008.

         Borrowings  under the Real Estate Loan bear  interest at a rate of 30-day LIBOR plus an  applicable  margin (4.0% at September
28, 2002).  Under the terms of an  interest-rate  swap  agreement  associated  with the Real Estate Loan,  effectively  $7.0 million of borrowings  under the Real Estate Loan bear  interest at a fixed base rate plus an applicable  margin (8.6% at September 28, 2002).  As of September 28, 2002, the combined effective interest rate on the Real Estate Loan was approximately 7.9%.

         The Company  has $100  million of senior  subordinated  notes (the  "Notes")  outstanding  that were  issued  through a private placement.  Under the terms of the  indenture  governing  the Notes,  the  Company  is paying  semi-annual  interest  at the rate of 11%
through June 2008,  at which time the entire  principal  amount is due. The net proceeds  from the Notes were used to repay a portion of the borrowings  outstanding  under a bridge loan that was used to finance the purchase of Savane in June 1998.  Debt issue costs of $4.1 million were incurred and are included in other assets ($3.0  million  net, at September 28, 2002).  These costs are being  amortized to interest expense over the life of the Notes using the effective  interest  method.  The estimated  amortization  expense related to debt issue costs of the Notes for the five succeeding fiscal years is approximately  $397,500,  $445,200,  $499,000,  $559,300, and $626,900,
respectively.

         The Company's credit agreements contain significant financial and operating covenants,  including  prohibitions on its ability to incur certain  additional  indebtedness  or to pay dividends,  and  restrictions  on its ability to make capital  expenditures.  The
Facility and Real Estate Loan also require that the Company maintain certain  financial ratios,  including a consolidated  fixed charge ratio of at least 1.25x, a ratio of consolidated  senior  indebtedness to consolidated  earnings before interest,  taxes,  depreciation and  amortization  (EBITDA)  of not more than 2.5x and a ratio of  consolidated  funded  debt to  consolidated  EBITDA of not more than
5.5x.  The Company is currently in compliance with all covenants under its credit agreements.

         The Company's  credit  agreements also contain  customary  events of default,  including  nonpayment of principal or interest, violation of covenants,  inaccuracy of  representations  and warranties,  cross-defaults  to other  indebtedness,  bankruptcy and other insolvency  events,  material  judgments,  certain  ERISA events and certain  changes of control of the Company.  The  occurrence  of a default,  an event of default or a material  adverse effect on the Company could result in its inability to obtain  further  borrowings under the Facility and could also result in the  acceleration of its  obligations  under any or all of our credit  agreements,  each of which could materially and adversely affect its business.

         The scheduled maturities of long-term debt are as follows:

   Fiscal Year             Amount
-------------------    ----------------

2003                            $   --
2004                                --
2005                                --
2006                                --
2007                                --
Thereafter                     107,000

         Total  accrued  interest  related to debt as of September  29, 2002 and  September 29, 2001 was $3.4 million and $3.8 million, respectively.

6.  LEASES

         The Company leases  administrative  facilities,  production  facilities,  retail outlet stores,  and certain  equipment  under non-cancelable leases.  Future  minimum  lease  payments  under  operating leases and the present value of future minimum capital lease payments as of September 28, 2002 are as follows:

                                                             Operating            Capital
                     Fiscal Year                               Leases              Leases
------------------------------------------------------    -----------------   -----------------

2002                                                                $5,838             $ 1,446
2003                                                                 5,114               1,412
2004                                                                 4,052                 475
2005                                                                 3,667                 176
2006                                                                 3,189                  18
Thereafter                                                           9,552                  --
                                                          -----------------   -----------------
Total minimum lease payments                                       $31,412               3,527
                                                          =================                354
Less amount representing interest                                             -----------------
Present value of minimum capital lease payments                                          3,173
Less current installments                                                                1,251
                                                                              -----------------
                                                                                        $1,922
                                                                              =================

         The following summarizes the Company's assets under capital leases:

                                    September 28,         September 29,
                                        2002                  2001
                                 --------------------    ----------------

Machinery and equipment                   $9,332              $9,170
Accumulated amortization                   4,012               3,352

         Amortization  of assets under capital  leases has been included in  depreciation.  Total rental  expense for operating  leases for fiscal 2002, 2001, and 2000, was $6.2 million, $4.4 million, and $5.0 million, respectively.

7.  INCOME TAXES

         Deferred  income tax assets and liabilities  are provided to reflect the future tax  consequences  of differences  between the tax bases of assets and liabilities and their reported amounts in the financial statements.

         For financial reporting purposes, income before income taxes includes the following components:

                                                                     Year Ended
                                              ----------------------------------------------------------
                                               September 28,        September 29,       September 30,
                                                    2002                2001                 2000
                                              -----------------    ----------------    -----------------
    Domestic                                         $2,664             $15,808               $28,811
    Costa Rica                                          198                   7                     5
    Australia                                        (1,499)               (321)                 (626)
    United Kingdom                                    2,258               1,397                   884
    Mexico                                              173                (60)                    11
    Hong Kong                                         (716)                  23                    61
    Other                                               89                  169                    49
                                              -----------------    ----------------    -----------------
                                                     $3,167             $17,023               $29,195
                                              =================    ================    =================

         The components of the income tax provision (benefit) are as follows:

                                                                     Year Ended
                                              ----------------------------------------------------------
                                               September 28,        September 29,       September 30,
                                                    2002                2001                 2000
                                              -----------------    ----------------    -----------------
    Current:
       Federal                                     $(2,283)              $3,627                $8,280
       State                                          (267)                 409                 1,039
       Australia                                      (449)                   -                     -
       Other foreign                                    250                 141                    48
                                              -----------------    ----------------    -----------------
                                                    (2,749)               4,177                 9,367
    Deferred:
       Federal                                       3,974                2,798                 2,240
       State                                           129                 (273)                  310
       Australia                                         -                 (109)                (225)
          Other foreign                                (96)                   -                     -
                                              -----------------    ----------------    -----------------
                                                      4,007               2,416                 2,325
                                              -----------------    ----------------    -----------------
                                                     $1,258              $6,593               $11,692
                                              =================    ================    =================

         The  reconciliation  of income taxes computed at the U.S. Federal  statutory tax rate to the Company's income tax provision is as follows:

                                                                     Year Ended
                                              ----------------------------------------------------------
                                               September 28,        September 29,       September 30,
                                                    2002                2001                 2000
                                              -----------------    ----------------    -----------------

    Income tax expense at Federal
      statutory rate (35% in 2002,
      2001 and  2000)                                  $1,108              $5,957             $10,218
    State taxes, net of Federal tax benefit             (299)                 160                 877
    Income of foreign subsidiaries                         55                   7                   3
    Amortization of goodwill                                -                 399                 428
    Meals and entertainment                               121                 105                  71
    Subpart F income                                      204                  38                 160
    Other                                                  69                 (73)                (65)
                                              -----------------    ----------------    -----------------
                                                       $1,258              $6,593             $11,692
                                              =================    ================    =================

         Deferred  income  taxes  reflect the net tax effects of  temporary  differences  between  the  carrying  amounts of assets and liabilities  for financial  reporting  purposes and the amounts used for income taxes.  Certain of the Company's  foreign  subsidiaries have undistributed  accumulated  earnings of approximately  $19.9 million,  as adjusted for U.S. tax purposes at September 28, 2002. No
U.S. tax has been provided on the  undistributed  earnings  because the Company intends to  indefinitely  reinvest such earnings in the foreign  operations.  The amount of the unrecognized  deferred tax liability  associated with the undistributed  earnings that have not been  previously  taxed in the U.S. was  approximately  $4.3 million at September  28, 2002. If earnings are  repatriated,  foreign tax credits can offset a portion of the U.S. tax on such  earnings.  The amount of $4.3 million has been  calculated net of the foreign tax credits.

         The temporary  differences  that give rise to significant  portions of the deferred tax assets and liabilities as of September
28, 2002 and September 29, 2001 are presented below:

                                                                             Year Ended
                                                               ----------------------------------------
                                                                  September 28,          September 29,
                                                                       2002                  2001
                                                                 ------------------    -------------------
             Deferred tax assets:
                 Accounts receivable                                     $  1,021               $  1,553
                 Inventory                                                  3,810                  4,023
                 U.S. Federal NOL carryforwards                             7,440                  6,526
                 U.S. State NOL carryforwards                               2,045                  1,732
                 Foreign NOL carryforwards                                    887                  1,765
                 Tax credits                                                  298                    298
                 Accrued exit costs - U.S.                                  3,190                  5,178
                 Accrued exit costs - foreign                                 648                  1,632
                 Other accrued expenses and reserves- U.S.                  6,737                  6,110
                 Other accrued expenses and reserves-foreign                  220                    206
                                                                 ------------------    -------------------
                          Total deferred tax assets                        26,296                 29,023
                                                                 ------------------    -------------------
             Deferred tax liabilities:
                 Depreciation                                              (5,172)                (2,992)
                 Trademarks                                                (5,003)                (5,003)
                 Other items                                               (3,065)                (3,843)
                                                                 ------------------    -------------------
                          Total deferred tax liabilities                  (13,240)               (11,838)
                                                                 ------------------    -------------------

             Net deferred tax asset                                        13,056                 17,185
             Valuation allowance                                           (2,790)                (3,840)
                                                                 ------------------    -------------------
             Deferred tax asset, net of valuation allowance               $10,266                $13,345
                                                                 ==================    ===================

             Classified as follows:
                 Current asset                                            $ 9,414                $15,040
                 Non-current asset                                          3,733                  4,707
                 Non-current liability                                     (2,881)               (6,402)
                                                                 ------------------    -------------------
                                                                          $10,266                $13,345
                                                                 ==================    ===================

         A valuation  allowance to reduce the deferred tax assets  reported is required if, based on the weight of the evidence,  it is more likely than not that some portion or all of the deferred  tax assets will not be  realized.  For fiscal 2002 and 2001,  management determined that respective valuation allowances of $2.8 million and $3.8 million,  respectively,  were necessary to reduce the deferred tax assets relating to certain state net operating loss  carryforwards,  foreign net operating loss  carryforwards,  foreign tax credit carryforwards and other accruals not expected to result in a future realizable benefit.

         For domestic  purposes,  the Company has Federal net operating  loss  carryforwards  for tax purposes of  approximately  $21.5 million which will expire  through 2021.  The net  operating  loss  carryforwards  will be subject to certain tax law  provisions  that limit the  utilization  of net operating  losses that were  generated in  pre-acquisition  years and were acquired  through  changes in ownership.  These limitations were considered during  management's  evaluation of the need for a valuation  allowance.  The Company has
AMT credit carryforwards of $298,000, which carry forward indefinitely.

8.  ACQUISITION OF DUCK HEAD APPAREL COMPANY, INC.

         On August 9, 2001, the Company completed the acquisition  of 100% of the outstanding  stock of Duck Head Apparel Company, Inc.
(Duck Head). The total purchase price, including cash paid for common stock acquired, cash paid for the fair value of outstanding stock options, and cash paid for fees and expenses, amounted to $17.9 million.  Cash acquired totaled  $5.5 million.  The acquisition of Duck
Head was made to expand the Company's portfolio of brands.

         The  acquisition  was accounted for using the purchase  method of accounting  and the results of operations for Duck Head have been  included in the  consolidated  statements  of income since the  acquisition  date.  The  preliminary  fair value of  identifiable tangible  and  intangible  net assets  acquired  was $28.2  million.  This  resulted in an initial  excess of the fair value of the net assets  acquired over the purchase  price of  approximately  $10.3  million.  The Company then reduced the fair value  assigned to Duck
Head's  long-lived  assets,  including  trademarks  and property and equipment  from $9.5 million to zero.  The remaining  $800,000 was recorded as an extraordinary gain in the consolidated statement of income in fiscal 2001.

         Subsequent to the acquisition,  the Company  performed a thorough  analysis of Duck Head's  operations and developed a plan to exit certain  activities and terminate certain  personnel.  The major activities to date include,  among other things,  the elimination of redundant  personnel and the closure and subsequent sale of Duck Head's  administrative  offices and distribution center in Georgia, the  closure of certain  retail  outlet  stores,  and the  closure of Duck  Head's  garment  assembly  plant in Costa  Rica.  Personnel termination  costs  of  approximately  $3.8 million  related  to  the termination of 415 of the 500 Duck Head employees were accrued in connection  with  the  acquisition.  As of September 28, 2002, all accrued  termination  costs had been paid. As of September 28, 2002, the  Company  had  remaining  accruals of approximately  $213,000 related to estimated  closing costs for certain of Duck Head's retail outlet stores and other exit related activities.  Additional  exit  activity  related to Duck Head's  retail outlet stores is currently being performed.  The Company expects to complete these exit activities by the end of December 2002.

         Final  adjustments  to the  purchase  price of Duck Head in the  fourth  quarter  of fiscal  2002  resulted  in an  additional extraordinary gain of approximately $412,000.

9.  RESTRUCTURING OF SAVANE INTERNATIONAL CORP.

         The Company has remaining accrued liabilities  related to the 1998 acquisition of Savane  International Corp. of approximately
$2.2 million related to exit costs which primarily  consist of estimated lease  termination  costs and related  expenses.  The activity in the exit accruals related to this acquisition during fiscal 2002, 2001 and 2000 were as follows:

                                                    Year Ended
                               ----------------------------------------------------
                                September 28,     September 29,     September 30,
                                     2002              2001             2000
                               ----------------- ----------------- ----------------

Beginning balance                      $ 5,150           $ 5,592          $ 6,030
Cash payments                             (484)             (132)            (385)
Non cash reductions                     (2,450)             (310)             (53)
                               ----------------- ----------------- ----------------
Ending balance                          $2,216            $5,150           $5,592
                               ================= ================= ================

         On April 18, 2002,  the Company  announced a plan to  consolidate  the  administrative,  cutting and related  functions of the
Savane  division  in El Paso,  Texas  into  the  Tampa,  Florida  facility.  The  Company  intends  to  complete  all  aspects  of this consolidation  by March 2003. As part of the  consolidation,  the Company has vacated its El Paso,  Texas  administration  building and cutting facility.  The Company is constructing  additional  administrative  offices in Tampa,  Florida,  and the current Tampa, Florida cutting  facility has sufficient  capacity to accommodate the  consolidated  cutting  operation.  The Company  continues to operate its distribution  center in the El Paso,  Texas area and has therefore,  reduced the reserves related to the closure of this facility which were set up as part of the Savane  acquisition  by $2.5 million.  The Company also  announced the  reorganization  of its South Pacific division, including discontinuing production in factories in Fiji that are partially owned by the Company.

         As a result of these  initiatives  (internally  referred  to as "Project  Synergy"),  the  Company  recorded a pre-tax  charge totaling approximately $16.1 million in fiscal 2002 for severance ($3.1 million),  relocation ($2.5 million),  lease terminations ($2.8 million),  asset  write-downs  ($5.7  million) and other related  costs ($2.0  million)  included in other charges in the  accompanying statement of income.  Relocation  costs were  expensed as incurred.  We expect an  additional  $2.0  million of costs  associated  with
Project Synergy to be incurred in fiscal 2003. As of September 28, 2002, the Company has  approximately  $4.3 million accrued,  related to exit costs,  which  primarily  consist of lease  terminations,  severance  and related  expenses.  The activity in the exit accruals related to Project Synergy during fiscal 2002 was as follows:

                                       Year ended
                                   September 28, 2002
                                 -----------------------

Beginning balance                       $    -
Additions                                6,016
Cash payments                           (1,721)
                                 -----------------------
Ending balance                          $ 4,295
                                 =======================

10.  COMMITMENTS AND CONTINGENCIES

         As of September 28, 2002,  the Company had  approximately  $11.0 million of  outstanding  trade letters of credit with various expiration dates through May 2003.

         The Company is not involved in any legal  proceedings,  other than various claims and lawsuits arising in the normal course of the Company's  business,  that the Company  believes  could  reasonably be expected to have a material  adverse effect on the Company's business, financial position or results of operations.

11.  EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

         The Company has a 401(k)  profit  sharing  plan under which all  domestic  employees  are  eligible to  participate.  Employee contributions  are voluntary and subject to Internal Revenue Service  limitations.  The Company matches,  based on annually  determined factors,  employee  contributions  provided the employee completes certain levels of service annually and is employed as of December 31 of each  plan  year.  For  fiscal  2002,  2001,  and  2000,  the  Company  recorded  expenses  of  $681,000,  $584,000,  and  $533,000, respectively, related to the plan.

         Certain non-U.S.  employees  participate in defined contribution plans with varying vesting and contribution  provisions.  For fiscal 2002, 2001 and 2000, the Company recorded expenses of $229,000, $263,000 and $309,000, respectively, related to these plans.

Defined Benefit Plan

         Under the defined  benefit plan,  which covers  certain  Savane  distribution  center  associates,  the basic monthly  pension payable to a  participant  upon normal  retirement  equals the product of the  participant's  monthly  benefit rate times the number of years of credited  service.  Assets of the defined  benefit  plan are  invested  primarily in U.S.  government  obligations,  corporate bonds, and equity securities.

         The Company's  policy is to fund accrued  pension cost when such costs are deductible for tax purposes.  Net periodic  pension cost for the years ended September 28, 2002 and September 29, 2001, included the following components:

                                                                       September 28,         September 29,
                                                                           2002                  2001
                                                                     -----------------    ------------------

    Service cost-benefits earned during the period                             $ 37                $ 33
    Interest cost on projected benefit obligation                               588                 576
    Estimated return on plan assets                                            (690)               (731)
    Net amortization and deferral                                               206                 155
                                                                     -----------------    ------------------
       Net periodic pension cost                                              $ 141                $ 33
                                                                     =================    ==================

         The following table sets forth the funded status of the defined benefit plan:

                                                                      September 28,        September 29,
                                                                           2002                2001
                                                                     -----------------    ----------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION:
Accumulated benefit obligation                                               $8,868              $8,201

Projected benefit obligation                                                  8,868               8,201
Plan assets at market value                                                   6,358               7,580
                                                                     -----------------    ----------------
    Funded status                                                            (2,510)               (621)
Amounts recognized in the consolidated balance sheets consist of:
    Accrued benefit liability                                               $(2,510)             $ (621)
      Intangible asset                                                            8                  74
    Unrecognized  net loss  from  past  experience  different  from
    that  assumed and effects of changes in assumptions                          --               2,572
Accumulated other comprehensive expense                                       4,385                  --
                                                                     -----------------    ----------------
    Net amount recognized                                                    $1,883              $2,025
                                                                     =================    ================

         The  following  table  provides a  reconciliation  of beginning and ending  balances of the benefit  obligation of the defined benefit plan:

                                                                      September 28,        September 29,
                                                                           2002                2001
                                                                     -----------------    ----------------
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation, beginning of year                              $8,201              $8,027
Service cost                                                                     37                  33
Interest cost                                                                   588                 577
Benefits paid                                                                  (763)               (732)
Actuarial (gain) loss                                                           805                 296
                                                                     -----------------    ----------------
Projected benefit obligation, end of year                                    $8,868              $8,201
                                                                     =================    ================

         The following  table provides a  reconciliation  of the beginning and ending  balances of the fair value of plan assets of the defined benefit plan:

                                                                      September 28,        September 29,
                                                                           2002                2001
                                                                     -----------------    ----------------
CHANGE IN PLAN ASSETS:
Plan assets at fair value, beginning of year                                  $7,580              $8,037
Actual return on plan assets                                                   (459)                 275
Benefits paid                                                                  (763)                (732)
                                                                     -----------------    ----------------
Plan assets at fair value, end of year                                        $6,358              $7,580
                                                                     =================    ================

         In determining the benefit  obligations and service cost of the Company's  defined benefit plan, a weighted  average  discount rate of 6.75% and 7.50%  respectively,  were used for fiscal 2002 and fiscal  2001,  and an expected  long-term  rate of return on plan assets of 9.50% was used for fiscal 2002 and fiscal 2001.

12.  STOCK OPTION PLANS

         The Company has adopted various stock option plans,  which combined  reserve  1,760,000  shares of the Company's  common stock for future  issuance.  The per share  exercise  price of each stock option  granted  under these plans will be equal to the quoted fair market value of the stock on the date of grant,  except in the case of a more than 10%  shareholder for which grants are priced at 110%
of fair market value of the stock on the date of grant.

         The Company has elected to follow  Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to Employees"
("APB 25") and related  interpretations in accounting for its employee stock options because,  as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based  Compensation,"  ("Statement No. 123") requires the use of option  valuation  models that were not developed  for use in valuing  employee  stock  options.  Under APB 25,  because the exercise  price of the  Company's  employee  stock options  equals the market price of the  underlying  stock on the date of grant,  no compensation expense is recognized.

         Pro forma  information  regarding net income and earnings per share is required by Statement No. 123, which also requires that the  information be determined as if the Company has accounted for its employee stock options  granted  subsequent to December 31, 1994 under  the fair  value  method of that  Statement.  The fair  value  for  these  options  was  estimated  at the date of grant  using a
Black-Scholes  option  pricing model with the following  weighted-average  assumptions  for fiscal 2002,  2001 and 2000,  respectively:
risk-free  interest rate of 3.4%, 4.4%, and 5.9%; a dividend yield of 0%, 0% and 0%;  volatility factor of the expected market price of the Company's  common stock of .49, .48 and .67; and a  weighted-average  expected life of the option of seven years,  eight years, and nine years.

                  For  purposes of pro forma  disclosures,  the  estimated  fair value of the options is  amortized to expense over the options'  vesting period.  The Company's pro forma  information  for fiscal 2002, 2001 and 2000 is (in thousands  except for net income per share information):

                                                                                        Year Ended
                                                                 ---------------- -- ----------------- - -----------------
                                                                  September 28,       September 29,       September 30,
                                                                      2002                 2001                2000
                                                                 ----------------    -----------------   -----------------

              Pro forma net income (loss)                             $(407)               $9,584              $13,440
              Pro forma net income (loss) per share-basic            $(0.05)                $1.25                $1.76
              Pro forma net income (loss) per share-diluted          $(0.05)                $1.23                $1.74

         A summary of the Company's stock option activity, and related information follows:

                                             Fiscal 2002                   Fiscal 2001                   Fiscal 2000
                                      --------------------------    ---------------------------    -------------------------
                                                      Weighted                       Weighted                     Weighted
                                                      Average                        Average                      Average
                                                      Exercise                       Exercise                     Exercise
                                                      Price Per                      Price Per                    Price Per
                                      Options           Share        Options           Share        Options         Share
                                      ------------    -----------    ------------    -----------    ----------    -----------
Outstanding - beginning of
   Year                                 1,471,996         $16.52       1,421,881         $16.58       808,633         $16.24
Granted                                   279,580          22.89         233,680          17.56       765,655          17.32
Exercised                                (343,120)         16.07         (59,605)         15.85       (18,692)         12.16
Canceled/expired                         (168,899)         17.23        (123,960)         18.18      (133,715)         19.31
                                      ------------    -----------    ------------    -----------    ----------    -----------
Outstanding-end of year                 1,239,557         $16.64       1,471,996         $16.64     1,421,881         $16.58
                                      ============    ===========    ============    ===========    ==========    ===========
Weighted-average  fair value
   of options granted during the
   year                                                   $17.96                         $14.66                       $12.04

         The exercise price range of outstanding and exercisable options as of September 28, 2002 follows:

                                         Options Outstanding                          Options Exercisable
                              -------------------------------------------         -----------------------------
                                            Weighted
                                            Average       Weighted                               Weighted
                              Outstanding   Remaining     Average                                Average
          Range of Exercise     Options     Contractual   Exercise Price          Exercisable    Exercise
               Prices                       Life                                  Options        Price
         -------------------- ------------- ------------- ---------------         -------------- --------------

         $10.25 - $13.88           310,702          5.18          $12.29                281,655         $12.16
         $14.00 - $18.50           321,219          7.61          $17.07                287,051         $17.03
         $18.56 - $19.75           323,143          7.47          $19.32                189,343         $19.39
         $20.13 - $27.75           284,493          8.69          $23.69                192,563         $23.54
                              ------------- ------------- ---------------         -------------- --------------
         $10.25 - $27.75         1,239,557          7.21          $17.98                950,612         $17.37
                              ============= ============= ===============         ============== ==============

         The  weighted-average  remaining  contractual life of the outstanding  options is seven years. The initial term for options is generally ten years.  The vesting period is three years for 888,357 options and 351,200 options were immediately vested.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations:

                                                                                       Net Income
                                                                                       (Loss) Per
                                                            Income Before      Net       Share -
                                    Net          Gross      Extraordinary   Income       Diluted
                                   Sales        Profit          Item         (Loss)
                                ------------- ------------ ---------------- ---------- ------------

Year Ended September 28,  2002
     First Quarter                  $110,011      $31,633          $ 2,958    $ 2,958    $0.38
     Second Quarter                  120,610       33,917            3,669      3,669     0.46
     Third Quarter  (a)              116,262       31,407           (5,631)    (5,631)   (0.69)
     Fourth Quarter (a)              116,994       31,450              913      1,325     0.12

Year Ended September 29,  2001
    First Quarter                   $ 98,552      $28,808          $ 2,710    $ 2,710    $0.35
    Second Quarter                   123,523       35,810            4,939      4,939     0.64
    Third Quarter                    107,328       28,537            1,420      1,420     0.18
    Fourth Quarter                   107,033       31,401            1,361      2,161     0.27

         (a)  Includes the effect of the pre-tax Project Synergy charges of $12.3 million and $3.8 million, respectively, in the third and fourth quarters of fiscal 2002.

14.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has one reportable segment,  the design,  sourcing and marketing of sportswear  apparel.  The information for this segment is the information  used by the Company's chief  operating  decision-maker  to evaluate  operating  performance.  International sales  represented  approximately  10.5%,  9.1%,  and 7.8% of net sales for fiscal 2002,  2001 and 2000,  respectively.  No  individual foreign  country or geographic  area  accounted  for more than 10% of net sales in any of the periods  presented.  Long-term  assets of international  operations  represented  approximately  2.3%,  2.3% and 2.6% of the  Company's  long-term  assets at September 28, 2002,
September 29, 2001 and September 30, 2000, respectively.

         In fiscal 2002,  Wal-Mart,  Sam's and Kohl's  accounted  for  approximately  16%, 15% and 11%,  respectively,  of sales in the
United  States.  In fiscal 2001,  Wal-Mart and Sam's  accounted for  approximately  19% and 17%,  respectively,  of sales in the United
States.  In fiscal 2000, Wal-Mart and Sam's accounted for approximately 15% and 13%, respectively, of sales in the United States.

15.  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL INFORMATION

         The Notes (see Note 5) are  jointly  and  severally  guaranteed  by the  Company's  domestic  subsidiaries.  The  wholly-owned foreign  subsidiaries are not guarantors with respect to the Notes and do not have any credit  arrangements  senior to the Notes except for their local overdraft facility and capital lease obligations.

         The  following  is the  supplemental  combined  condensed  statement  of  operations  and cash flows for the three years ended
September 28, 2002, and the supplemental  combined  condensed  balance sheets as of September 28, 2002 and September 29, 2001. The only intercompany  eliminations  are the normal  intercompany  sales,  borrowing and  investments  in  wholly-owned  subsidiaries.  Separate complete financial  statements of the guarantor  subsidiaries are not presented because management  believes that they are not material to investors.

                                                                     Year Ended September 28, 2002
                                              ----------------------------------------------------------------------------
                                                                               Non-
Statements of Operations                       Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              ---------    -------------    ------------     -------------    --------------

Net sales                                     $204,653        $211,519          $48,689             $(984)         $463,877
Gross profit                                    50,525          61,414           16,468                --           128,407
Operating income (loss)                         18,899          (3,989)             210                --            15,120
Interest, income taxes and other, net            8,065           4,889             (276)              121            12,799
Net income (loss)                               10,834          (8,878)             486              (121)            2,321

                                                                     Year Ended September 29, 2001
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

                                                                              September 28, 2002
                                              ------------------------------------------------------------------------------

Balance Sheets                                  Parent        Guarantor      Non-Guarantor
                                                 Only        Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                             -----------    ------------    -------------    ------------    ---------------
ASSETS
Cash and cash equivalents                      $24,274           $  167          $ 3,843         $    --           $28,284
Marketable securities                           11,100               --               --              --            11,100
Accounts receivable                             44,317           36,045           10,647              --            91,009
Inventories                                     34,867           31,050            8,880              --            74,797
Other current assets                            10,494            9,234            3,146              --            22,874
                                             -----------    ------------    -------------    ------------    ---------------
       Total current assets                    125,052           76,496           26,516              --           228,064

Property and equipment, net                     37,152            8,759            2,562              --            48,473
Other assets                                   135,189           68,557           (6,638)        (137,437)          59,671
                                             -----------     ------------    -------------    ------------    --------------
       Total assets                           $297,393         $153,812          $22,440        $(137,437)        $336,208
                                             ===========    ============    =============     ============    ==============

LIABILITIES  AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities      $ 43,265         $ 12,394          $ 5,161        $    (221)         $60,599

Current portion of long-term debt and capital
    lease obligations                              274              948               29               --            1,251
                                             -----------    ------------    -------------     ------------    --------------
       Total current liabilities                43,539           13,342            5,190             (221)          61,850
Long-term debt and noncurrent portion of
    capital lease obligations                  107,643            1,178              101               --          108,922
Other noncurrent liabilities                     1,170            7,864               30               --            9,064
Shareholders' equity                           145,041          131,428           17,119         (137,216)         156,372
                                             -----------    ------------    -------------     ------------    --------------
       Total liabilities and shareholders'
    equity                                    $297,393         $153,812          $22,440        $(137,437)        $336,208
                                             ===========    ============    =============     ============    ==============

                                                                              September 29, 2001
                                                -------------------------------------------------------------------------------

Balance Sheets                                   Parent        Guarantor       Non-Guarantor
                                                  Only        Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                ----------    ------------    -------------    -------------    ----------------
ASSETS
Cash                                            $  190           $  249          $ 1,275          $    --          $ 1,714
Accounts receivable                             33,955           45,958            6,995               --           86,908
Inventories                                     27,358           36,896            8,829               --           73,083
Other current assets                            18,047           13,995            1,673               --           33,715
                                              ----------    ------------    -------------    -------------    ----------------
       Total current assets                     79,550           97,098           18,772               --          195,420
Property and equipment, net                     30,695           11,115            5,631               --           47,441
Other assets                                   152,586           55,686            1,908        (143,811)           66,369
                                              ----------    ------------    -------------   -------------    ----------------
       Total assets                           $262,831         $163,899          $26,311       $(143,811)         $309,230
                                              ==========    ============    =============   =============    ================

LIABILITIES  AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities       $27,832          $28,578           $5,563         $    --           $61,973
Current portion of long-term debt and
    capital lease obligations                    1,051            1,223              268              --             2,542
                                              ----------    ------------    -------------   -------------    ----------------
       Total current liabilities                28,883           29,801            5,831              --            64,515
Long-term debt and noncurrent portion
    of capital lease obligations               145,964            2,702              106              --           148,772
Other noncurrent liabilities                       722            8,986              (32)             --             9,676
Shareholders' equity                            87,262          122,410           20,406        (143,811)           86,267
                                              ----------    ------------    -------------   -------------    ----------------
       Total liabilities and shareholders'
    equity                                    $262,831         $163,899          $26,311       $(143,811)         $309,230
                                              ==========    ============    =============   =============    ================

                                                                        Year Ended September 28, 2002
                                                ------------------------------------------------------------------------------
                                                                                  Non-
Statements of Cash Flows                         Parent        Guarantor       Guarantor
                                                  Only        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                ----------    -------------   -------------    --------------   --------------

Net cash provided by operating activities      $15,424            $ 282          $ 2,044             $--           $17,750
Net cash used in investing activities          (20,238)          (1,088)            (212)             --           (21,538)
Net cash provided (used) by financing
  activities                                    29,294           (1,418)            (297)             --            27,579
Other                                             (396)           2,142            1,033              --             2,779
Net increase (decrease) in cash                 24,084              (82)           2,568              --            26,570
Cash, beginning of year                            190              249            1,275              --             1,714
Cash and cash equivalents, end of year          24,274              167            3,843              --            28,284

                                                                        Year Ended September 29, 2001
                                                ------------------------------------------------------------------------------
                                                                                  Non-
Statements of Cash Flows                         Parent        Guarantor       Guarantor
                                                  Only        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                ----------    -------------   -------------    --------------   --------------

Net cash provided by operating activities      $14,624          $ 4,131           $  715             $--           $19,470
Net cash used in investing activities          (16,192)          (2,933)            (457)             --           (19,582)
Net cash provided (used) by financing
activities                                       1,587             (149)            (557)             --               881
Other                                               --             (822)              --              --              (822)
Net increase (decrease) in cash                     19              227             (299)             --               (53)
Cash, beginning of year                            171               22            1,574              --             1,767
Cash, end of year                                  190              249            1,275              --             1,714

                                                                        Year Ended September 30, 2000
                                                ------------------------------------------------------------------------------
                                                                                    Non-
Statements of Cash Flows                          Parent         Guarantor        Guarantor
                                                   Only         Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                                ------------    ------------     ------------    -------------     -------------

Net cash provided by operating activities     $ 34,026           $2,175           $2,024              --          $ 38,225
Net cash used in investing activities          (10,176)            (554)            (483)             --           (11,213)
Net cash used in financing activities          (23,769)            (180)          (1,456)             --           (25,405)
Other                                               --           (1,447)              --              --            (1,447)
Net increase (decrease) in cash                     81               (6)              85              --               160
Cash, beginning of year                             90               28            1,489              --             1,607
Cash, end of year                                  171               22            1,574              --             1,767

16.        SUBSEQUENT EVENT

On November 19, 2002,  the Company  announced  that William W. Compton had agreed to resign as Chief  Executive  Officer,  Chairman and member of the Board  following a review by a Committee  of the Board of  Directors.  The Board of  Directors  has reached an  agreement with Mr. Compton in return for several  restrictive  covenants and a general release contained in a Separation  Agreement.  As a result of the Separation  Agreement and related  expenses,  the Company will record a pre-tax charge of approximately  $5.7 million during its first quarter of fiscal 2003.

TROPICAL SPORTSWEAR INT'L CORPORATION

                                                              SCHEDULE II
                                                   VALUATION AND QUALIFYING ACCOUNTS
                                                            (In Thousands)

Reserve for returns and allowances:
                                                    Additions
                                           ----------------------------
                           Balance at      Charged to      Charged to                           Balance
                           Beginning        Costs and         Other                             at End
                           of Period        Expenses        Accounts          Deductions       of Period
                          -------------    ------------    ------------      -------------    ------------
Year Ended:

September 30, 2000              $1,925             $73          $---               $---          $1,998

September 29, 2001              $1,998          $1,596          $540  (1)           $13          $4,121

September 28, 2002              $4,121          $1,493         ($364) (2)          $---          $5,250

Reserve for excess and slow-moving inventory:
                                                    Additions
                                           ----------------------------
                           Balance at      Charged to      Charged to                           Balance
                           Beginning        Costs and         Other                             at End
                           of Period        Expenses        Accounts          Deductions       of Period
                          -------------    ------------    ------------      -------------    ------------
Year Ended:

September 30, 2000              $4,809          $1,759          $---             $2,101          $4,467

September 29, 2001              $4,467          $1,250        $2,904  (1)        $1,621          $7,000

September 28, 2002              $7,000         $ 1,234       ($2,330) (2)        $2,497          $3,407

Deferred tax asset valuation allowance:
                                                    Additions
                                           ----------------------------
                           Balance at      Charged to      Charged to                           Balance
                           Beginning        Costs and         Other                             at End
                           of Period        Expenses        Accounts          Deductions       of Period
                          -------------    ------------    ------------      -------------    ------------
Year Ended:

September 30, 2000              $2,591            $---            $---             $391          $2,200

September 29, 2001              $2,200            $---          $1,763  (1)        $123          $3,840

September 28, 2002              $3,840            $509            $---           $1,559          $2,790

(1)        Represents balance acquired as a result of the acquisition of Duck Head Apparel Company, Inc. in August 2001.
(2)        Represents reduction of reserves related to the acquisition of Duck Head Apparel Company, Inc.

                                                              SIGNATURES
         Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized,  in the City of Tampa, and State of Florida,  on this 20th day of December, 2002.

                                                     TROPICAL SPORTSWEAR INT'L CORPORATION
                                                     By:           /s/ Christopher B. Munday
                                                                  Christopher B. Munday
                                                     Chief Executive Officer and President

         Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  this report has been signed  below by the  following persons on behalf of the  registrant  and in the  capacities  and on the dates  indicated.  Each person whose  signature  appears below constitutes  and  appoints  Christopher  B.  Munday  and N.  Larry  McPherson  and  each of them  individually,  his  true  and  lawful attorney-in-fact  and agent,  with full power of substitution and revocation,  for him and in his name, place and stead, in any and all capacities,  to sign any and all  amendments to this report and to file the same,  with all exhibits  thereto,  and other  documents in connection therewith,  with the Securities and Exchange Commission,  granting unto said  attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and this requisite and necessary to be done in connection  therewith,  as fully to all intents and purposes as he might or could do in person,  hereby  ratifying and confirming all that said  attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

              Signature                               Title                                   Date

         /s/  Christopher B. Munday             Chief Executive Officer, President    December 20, 2002
         Chistopher B. Munday                   and Director
                                                (Principal Executive Officer)

         /s/  N. Larry McPherson                Executive Vice President,             December 20, 2002
         N. Larry McPherson                     Chief Financial Officer and Treasurer
                                                (Principal Accounting Officer)

         /s/  Gregory L. Williams               Executive Vice President,             December 20, 2002
         Gregory L. Williams                    General Counsel and Secretary,
                                                and Director

         /s/  Michael Kagan                     Chairman of the Board                 December 20, 2002
         Michael Kagan

         /s/ Eloy S. Vallina-Laguera            Director                              December 20, 2002
         Eloy S. Vallina-Laguera

         /s/  Leslie J. Gillock                 Director                              December 20, 2002
         Leslie J. Gillock

         /s/  Martin W. Pitts                   Director                              December 20, 2002
         Martin W. Pitts

         /s/  Charles J. Smith                  Director                              December 20, 2002
         Charles J. Smith

         /s/  Eloy Vallina Garza                Director                              December 20, 2002
         Eloy Vallina Garza

         /s/  Benito F. Bucay                   Director                              December 20, 2002
         Benito F. Bucay

                                         Certification of Chief Executive Officer Pursuant to
                                            Securities Exchange Act Rules 13a-14 and 15d-14
                                                        as Adopted Pursuant to
                                             Section 302 of the Sarbanes-Oxley Act of 2002

           I, Christopher B. Munday, Chief Executive Officer of Tropical Sportswear Int'l Corporation, certify that:

1.         I have reviewed this annual report on Form 10-K of Tropical Sportswear Int'l Corporation;

2.         Based on my  knowledge,  this annual  report does not contain  any untrue  statement  of a material  fact or omit to state a material fact necessary to make the statement  made, in light of the  circumstances  under which such statements were  made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge,  the financial  statements,  and other financial  information included in this annual report,  fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4.         The registrant's other certifying  officers and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material  information  relating to the registrant, including its consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's  disclosure  controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant's other certifying  officers and I have disclosed,  based on our most recent evaluation,  to the registrant's auditors  and  that  the  audit committee  of the  registrant's  board  of  directors (or persons  performing the equivalent functions):

                  a) All  significant  deficiencies in the design or operation of internal  controls which could  adversely  affect the registrant's  ability  to  record,  process,  summarize  and  report  financial  data  and  have  identified  for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud,  whether or not material,  that involves  management or other employees who have a significant  role in the registrant's internal controls; and

6.         The  registrant's  other  certifying  officers and I have  indicated in this annual report  whether  there were  significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our  most  recent  evaluation,  including  any  corrective  actions with regard  to significant  deficiencies  and  material weaknesses.

         Date:  December 20, 2002                    By:  /s/ Christopher B. Munday
                                                              Christopher B. Munday
                                                              President and Chief Executive Officer

                                         Certification of Chief Financial Officer Pursuant to
                                            Securities Exchange Act Rules 13a-14 and 15d-14
                                                        as Adopted Pursuant to
                                             Section 302 of the Sarbanes-Oxley Act of 2002

           I, N. Larry McPherson, Chief Financial Officer of Tropical Sportswear Int'l Corporation, certify that:

1.         I have reviewed this annual report on Form 10-K of Tropical Sportswear Int'l Corporation;

2.         Based on my  knowledge,  this annual  report does not contain  any untrue  statement  of a material  fact or omit to state a material fact  necessary to make the statement  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge,  the financial  statements,  and other financial  information included in this annual report,  fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4.         The registrant's other certifying  officers and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material  information  relating to the registrant, including its consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's  disclosure  controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant's other certifying  officers and I have disclosed,  based on our most recent evaluation,  to the registrant's auditors  and  that the  audit  committee  of the  registrant's  board  of  directors (or persons  performing the equivalent functions):

                  a) All  significant  deficiencies in the design or operation of internal  controls which could  adversely  affect the registrant's  ability  to  record,  process,  summarize  and  report  financial  data  and  have  identified  for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud,  whether or not material,  that involves  management or other employees who have a significant  role in the registrant's internal controls; and

6.         The  registrant's  other  certifying  officers and I have  indicated in this annual report  whether  there were  significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our  most  recent  evaluation,  including  any corrective  actions with  regard to  significant  deficiencies  and  material weaknesses.

         Date: December 20, 2002                     By: /s/ N. Larry McPherson
                                                             N. Larry McPherson
                                                             Chief Financial Officer

Index to Exhibits

Exhibit
Number                                                                              Description

     *3.1         Amended and Restated  Articles of Incorporation of Tropical  Sportswear  Int'l  Corporation  (filed as Exhibit 3.1 to
                  Tropical Sportswear Int'l Corporation's Form 10-Q filed May 14, 2002).
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
     *4.4         Shareholder  Protection  Rights  Agreement,  dated  as of  November  13,  1998,  between  Tropical  Sportswear  Int'l
                  Corporation  and Firstar Bank Milwaukee,  N.A.  (which  includes as Exhibit B thereto the Form of Right  Certificate)
                  (filed as Exhibit 99.1 to Tropical Sportswear Int'l Corporation's Form 8-K dated November 13, 1998).
      4.5         Amendment  No. 1 to  Shareholder  Protection  Rights  Agreement,  dated as of  September  3,  2002  between  Tropical
                  Sportswear Int'l Corporation and Computershare Investor Services, LLC (filed herewith)
     *4.6         Supplemental  Indenture No. 1 dated as of August 23, 2000 among Tropical  Sportswear Int'l  Corporation,  each of the
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
    *10.1         Loan Agreement dated as of May 28, 1999 between Tropical  Sportswear Int'l Corporation and NationsBank N.A. (filed as
                  Exhibit 10.1 to Tropical Sportswear Int'l Corporation's Quarterly Report on Form 10-Q filed August 12, 1999).
    *10.2         Loan and Security Agreement dated June 10, 1998 (the "Loan and Security  Agreement") among Tropical  Sportswear Int'l
                  Corporation,  Tropical  Sportswear Company,  Inc., Savane  International  Corp. and Apparel Network  Corporation,  as
                  borrowers,  the Lenders  named  therein and Fleet  Capital  Corporation,  as agent (filed as Exhibit 10.4 to Tropical
                  Sportswear Int'l Corporation's Registration Statement on Form S-4 filed August 20, 1998).
    *10.3         First Amendment to the Loan and Security  Agreement dated July 9, 1998 (filed as Exhibit 10.5 to Tropical  Sportswear
                  Int'l Corporation's Registration Statement on Form S-4 filed August 20, 1998).
    *10.4         Employment  Agreement  effective November 3, 1997 between Richard J. Domino and Tropical Sportswear Int'l Corporation
                  (filed as Exhibit 10.6 to Tropical  Sportswear  Int'l  Corporation's  Annual  Report on Form 10-K filed  December 27,
                  1997).
    *10.5         Employment  Agreement dated June 9, 1998 between Michael R. Mitchell and Farah  Incorporated  (filed as Exhibit 10.14 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).

Index to Exhibits (continued)

  Exhibit
  Number                                                                            Description
   *10.6          Employment  Agreement  dated April 15, 2002 between  Gregory L. Williams and Tropical  Sportswear  Int'l  Corporation
                  (filed as Exhibit 4.10 to Tropical Sportswear Int'l Corporation's Form 10-Q filed May 14, 2002).
   *10.7          Employment  Agreement dated April 15, 2002 between  Christopher B. Munday and Tropical  Sportswear Int'l  Corporation
                  (filed as Exhibit 4.8 to Tropical Sportswear Int'l Corporation's Form 10-Q filed May 14, 2002).
   *10.8          Employment  Agreement  dated April 15, 2002 between N. Larry  McPherson  and Tropical  Sportswear  Int'l  Corporation
                  (filed as Exhibit 4.9 to Tropical Sportswear Int'l Corporation's Form 10-Q filed May 14, 2002)
   *10.9          Separation  Agreement by and among Tropical Sportswear Int'l Corporation,  Savane  International Corp. and William W.
                  Compton dated  November 18, 2002 (filed as Exhibit 99.1 to Tropical  Sportswear  Int'l  Corporation's  Form 8-K filed
                  November 18, 2002)
   *10.10         Employee  Stock Option Plan of Tropical  Sportswear  Int'l  Corporation as amended (filed as Exhibit 99.1 to Tropical
                  Sportswear Int'l Corporation's Registration Statement on Form S-8 filed October 28, 1999).
   *10.11         Non-Employee  Director Stock Option Plan of Tropical  Sportswear Int'l Corporation (filed as Exhibit 10.8 to Tropical
                  Sportswear Int'l Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   *10.12         Amended and  Restated  Farah  Savings  and  Retirement  Plan as of January 1, 1991 (filed as Exhibit  10.125 to Farah
                  Incorporated's Annual Report on Form 10-K filed November 6, 1992).
   *10.13         Addendum to Amended and Restated Farah Savings and  Retirement  Plan dated August 22, 1997 (filed as Exhibit 10.20 to
                  Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   *10.14         Amended and Restated  Farah U.S.A. Bargaining Unit Pension Plan  dated December 31, 1994,  effective as of January 1,
                  1990 (filed as Exhibit 10.21 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   *10.15         Amendment to the Amended and Restated  Farah U.S.A.  Bargaining  Unit Pension Plan dated  December 13, 1995 (filed as
                  Exhibit 10.22 to Tropical Sportswear Int'l Corporation's Form S-4 filed August 20, 1998).
   *10.16         Apparel  International  Group,  Inc.  1996 Stock  Option Plan (filed as Exhibit  10.9 to  Tropical  Sportswear  Int'l
                  Corporation's Registration Statement on Form S-1 filed August 15, 1997).
   *10.17         Second Amendment dated August 27, 1998 to Loan and Security Agreement (filed as Exhibit 10.23 to Tropical  Sportswear
                  Int'l Corporation's Quarterly Report on Form 10-Q filed February 16, 1999).
   *10.18         Third  Amendment  dated  December  31,  1998 to Loan and  Security  Agreement  (filed as  Exhibit  10.24 to  Tropical
                  Sportswear Int'l Corporation's Quarterly Report on Form 10-Q filed February 16, 1999).
   *10.19         Fourth  Amendment dated May 21, 1999 to Loan and Security  Agreement  (filed as Exhibit 10.25 to Tropical  Sportswear
                  Int'l Corporation's Form 10-K filed December 30, 1999).
   *10.20         Fifth  Amendment  dated July 16, 1999 to Loan and Security  Agreement  (filed as Exhibit 10.2 to Tropical  Sportswear
                  Int'l Corporation's Quarterly Report on Form 10-Q filed August 12, 1999).
   *10.21         First  Amendment  dated July 19, 1999 to Loan  Agreement  with  NationsBank  N.A.  (filed as Exhibit 10.3 to Tropical
                  Sportswear Int'l Corporation's Quarterly Report on Form 10-Q filed August 12, 1999).
   *10.22         Sixth  Amendment  dated  October 28, 1999 to Loan and Security  Agreement  with Fleet Capital  Corporation  (filed as
                  Exhibit 10.28 to Tropical Sportswear Int'l Corporation's Form 10-K filed December 30, 1999).

Index to Exhibits (continued)

  Exhibit
  Number                                                                            Description
   *10.23         Seventh  Amendment dated November 12, 1999 to Loan and Security  Agreement with Fleet Capital  Corporation  (filed as
                  Exhibit 10.29 to Tropical Sportswear Int'l Corporation's Form 10-K filed December 30, 1999).
   *10.24         Second  Amendment dated November 12, 1999 to Loan Agreement with NationsBank N.A. (filed as Exhibit 10.30 to Tropical
                  Sportswear Int'l Corporation's Form 10-K filed December 30, 1999).
   *10.25         Third Amendment dated August 24, 1998  to Retail-Domestic  Collection  Factoring  Agreement between Heller Financial,
                  Inc. and Tropical  Sportswear Int'l  Corporation  (filed as Exhibit 10.31  to Tropical Sportswear Int'l Corporation's
                  Form 10-K filed December 30, 1999).
   *10.26         Third  Amendment dated January 18, 2000  to  Loan Agreement  with NationsBank N.A. (filed as Exhibit 10.1 to Tropical
                  Sportswear Int'l Corporation's Form 10-Q filed May 10, 2000).
   *10.27         Eighth  Amendment  dated  January 19, 2000  to  Loan  and Security Agreement with Fleet Capital Corporation (filed as
                  Exhibit 10.2 to Tropical Sportswear Int'l Corporation's Form 10-Q filed May 10, 2000).
   *10.28         Tropical Sportswear Int'l Corporation  2000  Long-Term  Incentive  Plan (filed as Exhibit 99.1 to Tropical Sportswear
                  Int'l Corporation's Registration Statement on Form S-8, dated July 28, 2000).
   *10.29         Joinder Agreement dated August 23, 2000 and Supplement to Loan and Security Agreement with Fleet Capital  Corporation
                  (filed as Exhibit 10.35 to Tropical  Sportswear  Int'l  Corporation's  Annual Report on Form 10-K filed  December 19,
                  2000).
    *10.30        Joinder Agreement dated August 9, 2001 and Supplement to Loan and Security  Agreement with Fleet Capital  Corporation
                  (filed as Exhibit 10.36 to Tropical  Sportswear  Int'l  Corporation's  Annual Report on Form 10-K filed  December 27,
                  2001).
    *10.31        Consent  Agreement dated June 25, 2001 with Fleet Capital  Corporation,  as Agent (filed as Exhibit 10.37 to Tropical
                  Sportswear Int'l Corporation's Annual Report on Form 10-K filed December 27, 2001).
    *10.32        Eleventh  Amendment  to Loan  and  Security  Agreement  with  Fleet Capital Corporation dated May 22, 2002 (filed  as
                  Exhibit 10.1 to Tropical Sportswear Int'l Corporation's Form 10-Q filed August 12, 2002).
    *10.33        Note  Amendment  Agreement  to Renewal and Replacement Promissory Note with Bank of America, N.A. dated June 26, 2002
                  (filed as Exhibit 10.2 of Tropical Sportswear Int'l Corporation's Form 10-Q filed August 12, 2002).
    *10.34        Amendment  to  Loan  Agreement  with  Bank  of  America,  N.A.  dated  March  31,  2002  (filed  as  Exhibit  10.3 to
                  Tropical Sportswear Int'l Corporation's Form 10-Q filed August 12, 2002).
      21.1        Subsidiaries of the Registrant (filed herewith).
      23.1        Consent of Ernst & Young LLP (filed herewith).
      24.1        Power of Attorney (included in Part IV of the Form 10-K).

*  Indicates document incorporated herein by reference.