Form 10-Q
period 2002-12-28
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2003-02-07
CIK 1044324

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended        December 28, 2002

                                                        or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ________________________  to  ______________________________

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
                      [X] Yes           [  ] No

As of February 5, 2003 there were 11,040,452 shares of the registrant's Common Stock outstanding.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                                     FORM 10-Q
                                                 TABLE OF CONTENTS

PART I     Financial Information                                                         Page No.
                                                                                         --------

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            12

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       16

Item 4     Controls and Procedures                                                          16

PART II    Other Information

Item 1     Legal Proceedings                                                                17

Item 2     Changes in Securities                                                            17

Item 3     Defaults upon Senior Securities                                                  17

Item 4     Submission of Matters to a Vote of Security Holders                              17

Item 5     Other Information                                                                17

Item 6     Exhibits and Reports on Form 8-K                                                 17

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            TROPICAL SPORTSWEAR INT'L CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)
                                           (In thousands, except per share amounts)

                                               Thirteen           Thirteen
                                             Weeks Ended        Weeks Ended
                                             December 28,       December 29,
                                                 2002               2001
                                           -----------------  -----------------

Net sales                                       $ 99,041          $ 110,011
Cost of goods sold                                78,247             78,378
                                           -----------------  -----------------
Gross profit                                      20,794             31,633
Selling, general and administrative
   expenses                                       22,304             24,098
Other charges                                      3,752                  -
                                           -----------------  -----------------
Operating income (loss)                           (5,262)             7,535
Other (income) expense:
   Interest expense, net                           2,889              3,552
   Other, net                                        (91)              (724)
                                           -----------------  -----------------
                                                   2,798              2,828

Income (loss) before income taxes                 (8,060)             4,707
Provision (benefit) for income taxes              (3,042)             1,749
                                           -----------------  -----------------
Net income (loss)                                 (5,018)             2,958
Foreign currency translations and other              222                262
                                           -----------------  -----------------
Comprehensive income (loss)                    $  (4,796)           $ 3,220
                                           =================  =================

Net income (loss) per common share:
    Basic                                       $ (0.45)              $0.38
                                           =================  =================
    Diluted                                     $ (0.45)              $0.38
                                           =================  =================

                                              See accompanying notes.

                              TROPICAL SPORTSWEAR INT'L CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In thousands)

                                                                    December 28,        September 28,
                                                                        2002                2002
                                                                 -----------------   ------------------
          ASSETS                                                    (unaudited)           (audited)

Current Assets:
   Cash and cash equivalents                                         $   21,080            $  28,284
   Marketable securities                                                      -               11,100
   Accounts receivable, net                                              80,206               91,009
   Inventories, net                                                      88,228               74,797
   Deferred income taxes                                                  9,659                9,414
   Prepaid expenses and other current assets                             14,304               13,460
                                                                   -----------------   ------------------
               Total current assets                                     213,477              228,064

Property and equipment, net                                              53,136               48,473
Intangible assets, including trademarks and goodwill, net                47,311               47,326
Other assets                                                             12,845               12,345
                                                                   -----------------   ------------------
               Total assets                                           $ 326,769            $ 336,208
                                                                   =================   ==================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                                 $  56,209            $  60,599
Current portion of long-term debt and capital leases                      1,280                1,251
                                                                   -----------------   ------------------
               Total current liabilities                                 57,489               61,850

Long-term debt and capital leases                                       108,595              108,922
Deferred income taxes                                                     2,881                2,881
Other non-current liabilities                                             6,228                6,183
                                                                   -----------------   ------------------
               Total liabilities                                        175,193              179,836

Shareholders' Equity:
   Preferred stock                                                            -                    -
   Common stock                                                             110                  110
   Additional paid in capital                                            88,549               88,549
   Accumulated other comprehensive loss                                  (4,900)              (5,122)
    Retained earnings                                                    67,817               72,835
                                                                   -----------------   ------------------
               Total shareholders' equity                               151,576              156,372
                                                                   -----------------   ------------------

               Total liabilities and shareholders' equity             $ 326,769            $ 336,208
                                                                   =================   ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (In thousands)

                                                                        Thirteen              Thirteen
                                                                      Weeks Ended            Weeks Ended
                                                                      December 28,          December 29,
                                                                          2002                  2001
                                                                   -------------------    ------------------
OPERATING ACTIVITIES
Net Income (loss)                                                      $ (5,018)             $ 2,958

Adjustments to reconcile net income to net cash
         used in operating activities:
    Depreciation and amortization                                         1,665                2,061
    Deferred income taxes and other                                        (180)                (184)
Changes in operating assets and liabilities:
    Accounts receivable                                                  10,803                  433
    Inventories                                                         (13,431)              (3,772)
    Prepaid expenses and other current assets                            (1,220)               2,648
    Accounts payable and accrued expenses                                (5,006)              (5,274)
                                                                   ------------------    -----------------
    Net cash used in operating activities                               (12,387)              (1,130)
                                                                   ------------------    -----------------

INVESTING ACTIVITIES
Capital expenditures                                                     (5,813)               (1,671)
Sale of marketable securities                                            11,100                     -
Other, net                                                                   43                     3
                                                                   ------------------    -----------------
    Net cash provided by (used in) investing activities                   5,330                (1,668)
                                                                   ------------------    -----------------

Financing activities:
Net change in long-term debt and capital leases                            (318)                3,511
Proceeds from exercise of stock options                                       -                    96
                                                                   ------------------    -----------------
    Net cash provided by (used in) financing activities                    (318)                3,607
                                                                   ------------------    -----------------

Change in currency translation                                              171                  (120)

Net increase (decrease)  in cash and cash equivalents                    (7,204)                  689
Cash and cash equivalents at beginning of period                         28,284                 1,714
                                                                   ------------------    -----------------
Cash and cash equivalents at end of period                             $ 21,080               $ 2,403
                                                                   ==================    =================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                     December 28, 2002 and September 28, 2002
                                (In thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

The accompanying  unaudited  condensed  consolidated  financial  statements of Tropical Sportswear Int'l Corporation
(the  "Company")  include  the  accounts  of Tropical  Sportswear  Int'l  Corporation  and its  subsidiaries.  These financial  statements have been prepared in accordance with the  instructions for Form 10-Q and,  therefore,  do not include  all  information  and  footnotes  required by  generally  accepted  accounting  principles.  The  unaudited condensed  consolidated  financial  statements should be read in conjunction with the audited  financial  statements and related  notes  included in the Company's  Annual Report on Form 10-K for the year ended  September 28, 2002. In the opinion of  management,  the  unaudited  condensed  consolidated  financial  statements  contain  all  necessary adjustments  (which include only normal,  recurring  adjustments)  for a fair  presentation  of the interim  periods presented.  Operating  results for the thirteen  weeks ended  December 28, 2002 are not  necessarily  indicative  of results that may be expected for the entire fiscal year ending September 27, 2003.

2.   INVENTORIES

Inventories consist of the following:

                                                                  December 28,          September 28,
                                                                      2002                   2002
                                                              -------------------    -------------------

        Raw materials                                                  $10,829              $ 7,772
        Work in process                                                 25,735               18,696
        Finished goods                                                  56,228               51,736
        Reserve for excess and slow moving inventory                    (4,564)              (3,407)
                                                              -------------------    -------------------
                                                                       $88,228              $74,797
                                                              ===================    ===================

3.   DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                                  December 28,          September 28,
                                                                      2002                   2002
                                                              -------------------    -------------------

        Revolving credit line                                           $    -                 $    -
        Real estate loan                                                 7,000                  7,000
        Senior subordinated notes                                      100,000                100,000
        Other                                                            2,875                  3,173
                                                              -------------------    -------------------
                                                                       109,875                110,173
        Less current maturities                                          1,280                  1,251
                                                              -------------------    -------------------
                                                                      $108,595               $108,922
                                                              ===================    ===================

4.   EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed as follows:

                                                                     Thirteen           Thirteen
                                                                   Weeks ended        Weeks ended
                                                                   December 28,       December 29,
                                                                        2002               2001
                                                                  ---------------    ---------------
    Numerator for basic and diluted net income
    (loss) per share:
         Net income (loss)                                             $(5,018)             $2,958
    Denominator for basic net income (loss)
    per share:
         Weighted average shares of common
         stock outstanding                                          11,040,452           7,699,491

    Effect of dilutive stock options using the treasury
        stock method                                                         -             116,537
                                                                  ---------------    ---------------
    Denominator for diluted net income (loss) per share             11,040,452           7,816,028
                                                                  ===============    ===============
    Net income (loss) per common share:
        Basic                                                           $(0.45)              $0.38
                                                                  ===============    ===============
        Diluted                                                         $(0.45)              $0.38
                                                                  ===============    ===============

5.  RESTRUCTURING OF SAVANE INTERNATIONAL CORP.

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

As a result of these  initiatives  (internally  referred  to as  "Project  Synergy"),  the  Company  recorded  exit accruals  related to this  consolidation  during fiscal 2002.  During the first fiscal  quarter of fiscal 2003, the
Company reduced certain of these exit accruals as the consolidation  project is nearing  completion and better cost estimates were available.  As of December 28, 2002, the Company has  approximately  $2.7 million  accrued,  related to exit costs, which primarily consist of lease  terminations ($2.1 million),  severance ($0.1 million) and related expenses  ($0.5  million).  The activity in the exit accruals  related to Project  Synergy during the first quarter of fiscal 2003 was as follows:

                                                  Thirteen weeks ended
                                                   December 28, 2002
                                                 -----------------------

                Beginning balance                       $ 4,295
                Reductions                               (1,085)
                Cash payments                              (547)
                                                 -----------------------
                Ending balance                          $ 2,663
                                                 =======================

The Company has remaining accrued liabilities related to the 1998 acquisition of Savane International Corp. The exit costs primarily consist of estimated lease  termination  costs and related  expenses.  The activity in the exit accruals related to this acquisition during the first quarter of fiscal 2003 was as follows:

                                                  Thirteen weeks ended
                                                   December 28, 2002
                                                 -----------------------

                Beginning balance                       $ 2,216
                Cash payments                              (626)
                                                 -----------------------
                Ending balance                           $1,590
                                                 =======================

6.       RECENT ACCOUNTING PRONOUNCEMENTS

In October  2001,  the FASB  issued  Statement  of  Financial  Accounting  Standard  No. 144,  "Accounting  for the
Impairment or Disposal of  Long-Lived  Assets"  (Statement  No. 144),  which is effective for financial  statements issued for fiscal  years  beginning  after  December  15, 2001 and  interim  periods  within  those  fiscal  years.
Statement No. 144 supersedes  Statement of Financial  Accounting  Standard No. 121,  "Accounting for the Impairment
of  Long-Lived  Assets and for  Long-Lived  Assets to be Disposed Of," and provides a single  accounting  model for long-lived  assets to be  disposed  of. The  adoption  of  Statement  No. 144 has not had a material  impact on the
Company's financial position and results of operations.

In  April  2002,  the FASB  issued  Statement  of  Financial  Accounting  Standard  No.  145,  "Rescission  of FASB
Statements No. 4, 44 and 64,  Amendment of FASB Statement No. 13, and Technical  Corrections"  (Statement No. 145),
which is effective for fiscal years  beginning  after May 15, 2002.  This Statement  rescinds FASB Statement No. 4,
"Reporting  Gains and  Losses  from  Extinguishment  of  Debt," as well as an  amendment  of that  Statement,  FASB
Statement No. 64,  "Extinguishments  of Debt Made to Satisfy  Sinking-Fund  Requirements," as debt  extinguishments are no longer  classified as extraordinary  items unless they meet the requirements in Accounting  Principles Board
Opinion  No.  30  of  being  unusual  and  infrequently  occurring.  This  Statement  also  amends  other  existing authoritative  pronouncements  to make various  technical  corrections.  The adoption of Statement  No. 145 has not had a material impact on the Company's financial position and results of operations.

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

In December 2002, the FASB issued Statement of Financial  Accounting  Standards Statement No. 148,  "Accounting for
Stock-Based  Compensation - Transition  and  Disclosure"  (Statement No. 148),  which is effective for fiscal years beginning  after  December 31, 2002.  Statement No. 148 amends FASB Statement No. 123,  Accounting for  Stock-Based
Compensation,  to provide  alternative methods of transition to the fair value method of accounting for stock-based employee  compensation.  In addition,  Statement  No. 148 amends the  disclosure  provisions  of  Statement  123 to require  disclosure  in the summary of  significant  accounting  policies of the effects of an entity's  accounting policy with respect to stock-based  employee  compensation  on reported net income and earnings per share in annual and  interim  financial  statements.  The  adoption  of  Statement  No.  148 has not had a  material  impact on the
Company's financial position and results of operations.

7.  STOCK OPTION PLAN PRO FORMA INFORMATION

As discussed in Note 6, the interim  information  regarding pro forma net income and earnings per share is required by Statement  No. 123 and  Statement No. 148. For purposes of pro forma  disclosures,  the estimated  fair value of the options is amortized to expense over the options'  vesting  period.  The Company's pro forma  information is as follows (in thousands except for net income per share information):

                                                                  Thirteen           Thirteen
                                                                 Weeks ended        Weeks ended
                                                                 December 28,       December 29,
                                                                     2002               2001
                                                                ---------------    ---------------

                   Net income (loss)                                $(5,018)             $2,958
                   Pro forma compensation expense, net of tax          (209)               (325)
                                                                ---------------    ---------------
                   Pro forma net income (loss)                      $(5,227)             $2,633
                                                                ===============    ===============

                   Net income (loss) per share-basic                 $(0.45)              $0.38
                   Net income (loss per share-diluted                $(0.45)              $0.38

                   Pro forma net income (loss)per share-basic        $(0.47)              $0.34
                   Pro forma net income (loss) per share-diluted     $(0.47)              $0.34

No actual  stock-based  compensation  cost was recorded by the Company in the accompanying  condensed  consolidated financial statements.

8.   SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

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

The following is the unaudited  supplemental  combining  condensed  statement of operations  for the thirteen weeks ended December 28, 2002 and December 29, 2001, the supplemental  combining  condensed  balance sheet as of December
28,  2002 and  September  28,  2002,  and the  supplemental  combining  condensed  statement  of cash flows for the thirteen weeks ended December 28, 2002, and December 29, 2001. The only  intercompany  eliminations  are the normal
intercompany  sales,  borrowings  and  investments  in  wholly-owned  subsidiaries.   Separate  complete  financial
statements of the guarantor  subsidiaries are not presented because management  believes that they are not material to investors.

                                                                 Thirteen Weeks Ended December 28, 2002
                                              -----------------------------------------------------------------------------
Statement of Operations                         Parent        Guarantor      Non-Guarantor
                                                 Only        Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                              -----------    ------------    -------------    ------------    -------------
Net sales                                      $ 46,756        $ 39,728         $ 12,835       $    (278)        $ 99,041
Gross profit                                      8,649           7,865            4,354             (74)          20,794
Operating income (loss)                          (7,109)            995              852               -           (5,262)
Interest, income taxes and other, net            (2,369)          1,944              181               -             (244)
Net income (loss)                                (4,740)           (949)             671               -           (5,018)

                                                                 Thirteen Weeks Ended December 29, 2001
                                              -----------------------------------------------------------------------------
Statement of Operations                         Parent        Guarantor      Non-Guarantor
                                                 Only        Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                              -----------    ------------    -------------   -------------    --------------
Net sales                                      $ 45,598       $  51,778         $ 12,811        $  (176)         $ 110,011
Gross profit                                     12,311          15,177            4,145              -             31,633
Operating income                                  5,064           1,638              833              -              7,535
Interest, income taxes and other, net             2,233           1,554              225            565              4,577
Net income                                        2,831              84              608           (565)             2,958

                                                                         As of December 28, 2002
                                              ------------------------------------------------------------------------------
Balance Sheet                                   Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries      Subsidiaries   Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash and cash equivalents                     $  15,073           $  266          $5,741          $    -          $ 21,080
Accounts receivable, net                         37,828           33,346           9,032               -            80,206
Inventories                                      35,659           43,987           8,582               -            88,228
Other current assets                             10,434            9,929           3,600               -            23,963
                                               -----------   -------------    -------------   -------------    --------------
         Total current assets                    98,994           87,528          26,955               -           213,477

Property and equipment, net                      41,385            9,095           2,656               -            53,136
Investment in subsidiaries and other assets     151,488           51,239          (7,286)       (135,285)           60,156
                                              -----------    -------------    -------------   -------------    --------------
         Total assets                          $291,867         $147,862         $22,325       $(135,285)         $326,769
                                              ===========    =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 42,868           $7,270         $ 6,071         $     -           $56,209                                                                                                -
Current portion of long-term debt and
  capital leases                                    276              966              38               -             1,280
                                              -----------   -------------    -------------   -------------    --------------
         Total current liabilities               43,144            8,236           6,109               -            57,489
Long-term debt and noncurrent portion of
    capital leases                              107,574              930              91               -           108,595
Other noncurrent liabilities                      1,192            7,886              31               -             9,109
Stockholders' equity                            139,957          130,810          16,094        (135,285)          151,576
                                              -----------   -------------    -------------   -------------    --------------
         Total liabilities and
           stockholders' equity                $291,867         $147,862         $22,325       $(135,285)         $326,769
                                              ===========   =============    =============   =============    ==============

                                                                        As of September 28, 2002
                                              ------------------------------------------------------------------------------
Balance Sheet                                  Parent        Guarantor       Non-Guarantor
                                                Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash and cash equivalents                      $ 24,274           $  167            3,843        $     -           $ 28,284
Marketable securities                            11,100               -                -               -             11,100
Accounts receivable, net                         44,317           36,045           10,647              -             91,009
Inventories                                      34,867           31,050            8,880              -             74,797
Other current assets                             10,494            9,234            3,146              -             22,874
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                     125,052           76,496           26,516              -            228,064

Property and equipment, net                      37,152            8,759            2,562              -             48,473
Investment in subsidiaries and other assets     135,189           68,557          (6,638)       (137,437)            59,671
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                            $297,393         $153,812          $22,440      $(137,437)          $336,208
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities        $43,265          $12,394          $ 5,161         $(221)          $  60,599
Current portion of long-term debt and
   capital leases                                   274              948               29              -              1,251
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 43,539           13,342            5,190          (221)             61,850
Long-term debt and noncurrent portion of
   capital leases                               107,643            1,178              101              -            108,922
Other noncurrent liabilities                      1,170            7,864               30              -              9,064
Stockholders' equity                            145,041          131,428           17,119       (137,216)           156,372
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and
        stockholders' equity                   $297,393         $153,812          $22,440      $(137,437)          $336,208
                                              ===========   =============    =============   =============    ==============

                                                                 Thirteen Weeks Ended December 28, 2002
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by (used in) operating
   activities                                   $ (14,961)          $ 866            1,708          $    -      $  (12,387)
Net cash provided by (used in) investing
   activities                                       5,842            (432)             (80)              -           5,330
Net cash provided by (used in) financing
   activities                                         (82)           (335)              99               -            (318)
Other                                                   -               -              171               -             171
Net increase (decrease) in cash                    (9,201)             99            1,898               -          (7,204)
Cash and cash equivalents, beginning of            24,274             167            3,843               -          28,284
Cash and cash equivalents, end of period           15,073             266            5,741               -          21,080

                                                                 Thirteen Weeks Ended December 29, 2001
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by (used in) operating
   activities                                   $ (3,206)        $ 1,409            $ 667          $    -        $  (1,130)
Net cash used in investing activities               (821)           (812)             (35)              -           (1,668)
Net cash provided by (used in) financing
   activities                                      4,117            (287)            (223)              -            3,607
Other                                                  -            (120)               -               -             (120)
Net increase (decrease) in cash                       90             190              409               -              689
Cash, beginning of period                            190             249            1,275               -            1,714
Cash, end of period                                  280             439            1,684               -            2,403

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The  following  discussion  and  analysis  of the  Company's  results of  operations  is based  upon our  unaudited consolidated  financial  statements,  which have been prepared in accordance with accounting  principles  generally accepted in the United States.  The  preparation  of financial  statements in conformity  with  generally  accepted accounting  principles  requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities,  revenues and expenses,  and related disclosure of contingent assets and liabilities.  These estimates and  assumptions  are based on historical and other facts believed to be reasonable  under the  circumstances,  the results of which form the basis for making  judgments about the carrying values of assets and liabilities  that are not  readily  apparent  from other  sources.  Actual  results  may differ  materially  from these  estimates  under different  assumptions  or  conditions.  We have chosen  accounting  policies  that we believe are  appropriate  to accurately and fairly report our operating results and financial  position,  and we apply those accounting policies in a consistent  manner.  We have  identified  the policies  below as critical to our business  operations  and the understanding of our results of operations.

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
Estimates for sales returns  include  provision for order  shortages,  purchase order  variances and other customer discrepancies.  For fiscal  2002,  we did not  provide a reserve  for  credit  losses as  substantially  all of our receivables  were assigned under  factoring  agreements,  without  recourse,  except for credit losses on the first
0.10% of amounts factored.  During fiscal 2003, we intend to discontinue  factoring of our receivables,  but expect to maintain credit  insurance for those accounts which we deem  necessary.  We will continue to assess the adequacy of our reserves based on qualitative and quantitative measures.

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

Results of Operations

On April 18, 2002 we  announced a plan to  consolidate  the  administrative,  cutting and related  functions of the
Savane  division in El Paso,  Texas into the Tampa,  Florida  facility.  We intend to complete  all aspects of this consolidation by March 2003. As part of the consolidation,  we vacated our El Paso, Texas  administration  building and cutting  facility.  We have experienced  delays and  difficulties in  consolidating  our El Paso, Texas cutting functions into our Tampa,  Florida facilities that have resulted in delays in delivering  products to our customers and lost sales in our first  quarter of fiscal 2003.  In  addition,  during the first  quarter of fiscal  2003,  we recorded  sales  allowances  of  approximately  $4.3  million  related to  delivery  issues  associated  with these initiatives  (internally  referred to as "Project  Synergy").  These  difficulties  could impact our second  fiscal quarter of fiscal 2003, as we may incur additional allowances associated with delivery issues.

On January 20, 2003,  we announced an agreement  with Swiss Army Brands,  Inc.  ("SABI"),  whereby SABI will assume the operations of our Victorinox(R)apparel  division within the next 90 days. We are working closely  together with
SABI to effect a seamless  transition.  On January 20,  2003,  we also  announced  our  intention  to exit our Duck
Head(R)retail outlet  business as leases expire.  We currently  operate sixteen outlet stores and expect that by the end of calendar 2003, no more than eight will be in operation.  We believe that exiting these two  businesses  will free up valuable  resources that can be devoted to our core business.  As a result of exiting these businesses,  we expect that our revenues will be reduced, but that our profitability will increase.

The  following  table  sets  forth,  for the  periods  indicated,  selected  items  in the  Company's  consolidated statements of income expressed as a percentage of net sales:

                                                             Thirteen           Thirteen
                                                            Weeks ended       Weeks ended
                                                           December 28,       December 29,
                                                               2002               2001
                                                           --------------    ---------------

                Net sales                                       100.0%            100.0%
                Cost of goods sold                               79.0              71.2
                                                           --------------    ---------------
                Gross profit                                     21.0              28.8
                Selling, general and administrative              22.5              21.9
                expenses
                Other charges                                     3.8              --
                                                           --------------    ---------------
                Operating income (loss)                          (5.3)              6.9
                Interest expense, net                            (2.9)             (3.2)
                Other, net                                        0.1               0.6
                                                           --------------    ---------------
                Income (loss) before income taxes                (8.1)              4.3
                Provision (benefit) for income taxes             (3.0)              1.6
                                                           --------------    ---------------
                Net income                                       (5.1)%             2.7%
                                                           ==============    ===============

Thirteen weeks ended December 28, 2002 compared to the thirteen weeks ended December 29, 2001

         Net  Sales.  Net sales  decreased  to $99.0  million  for the first  quarter  of fiscal  2003 from  $110.0 million in the  comparable  prior year quarter.  The decrease was due to a decrease in units sold and a decrease in the  average  price  per  unit.  Net  sales for the first  quarter  of  fiscal  2003  were also  impacted  by sales allowances of approximately  $4.3 million related to delivery issues  associated with Project  Synergy,  which were recorded as a reduction of net sales.

         Gross  Profit.  Gross profit  decreased to $20.8  million,  or 21.0% of net sales for the first quarter of fiscal 2003 from $31.6  million,  or 28.8% of net sales for the  comparable  prior year  quarter.  The  decrease in gross  profit as a  percentage  of net sales was due to a reduction  in average  selling  prices as a result of the highly competitive retail environment, a mix of lower margin sales, and increased sales allowances.

         Selling,  General and Administrative  Expenses.  Selling,  general and administrative expenses decreased to
$22.3  million,  or 22.5% of net sales for the first  quarter of fiscal 2003,  from $24.1  million,  or 21.9% of net sales,  for the  comparable  prior year quarter.  The decrease in operating  expenses was due to the decrease in net sales and to cost savings initiatives.

         Other  Charges.  Other  charges  of $3.8  million  was  comprised  of a $5.7  million  charge  related to a separation  agreement  with our former  chief  executive  officer,  offset in part by a $1.9  million  reduction  of estimated costs for Project  Synergy as the  consolidation  project is nearing  completion and better cost estimates were available.

         Interest  Expense.  Interest expense  decreased to $2.9 million for the first quarter of fiscal 2003, from
$3.6 million for the  comparable  prior year quarter.  The decrease was primarily due to lower average  outstanding borrowings.

         Other,  net.  During the first  quarter of fiscal  2003,  we recorded  other income of $91,000 as compared with other income of $724,000 for the first  quarter of fiscal 2002.  The decrease was  primarily due to a decrease in royalty income.

         Income  Taxes.  The  Company's  effective  income tax rate for the first  quarter of fiscal 2003 was 37.7%
compared to 37.1% in the comparable prior year quarter.

         Net  Income  (Loss).  As a result of the above  factors,  we  incurred a net loss of $5.0  million  for the first quarter of fiscal 2003 compared to net income of $2.9 million in the comparable prior year quarter.

Liquidity and Capital Resources

Our  revolving  credit line (the  "Facility")  provides for  borrowings  of up to $110  million,  subject to certain borrowing  base  limitations.  Borrowings  under the  Facility  bear  variable  rates of interest and are secured by substantially  all of the  Company's  domestic  assets.  As of December  28,  2002,  the Company had no  outstanding borrowings  under the  Facility.  The  Facility  matures  in June  2003.  We  believe  we will be able to extend the
Facility or obtain similar financing on comparable terms on or before the maturity date.

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

Capital  expenditures  totaled  $5.8  million for the  thirteen  weeks ended  December  28, 2002 and are expected to approximate  $17.0 to $20.0 million for the entire fiscal year. The  expenditures  expected for the remainder of the fiscal  year  primarily  relate to the  construction  of an  administration  building  in Tampa,  Florida,  which is expected to be  completed  during the quarter  ended March 2003,  and the upgrade or  replacement  of various  other equipment and computer  systems  including  hardware and software.  We are currently  exploring the  opportunity for the leasing of unused space in the new administration building.

During the thirteen  weeks ended  December  28,  2002,  we used $12.4  million of cash in our  operations.  This was primarily the result of net loss of $5.0 million (which included non-cash  expenses of $1.5 million),  a decrease in inventories  of $13.4  million,  a decrease in prepaid  expenses and other  current  assets of $1.3  million,  and a decrease  in  accounts  payable and  accrued  expenses  of $5.0  million,  offset in part by an increase in accounts receivable of $10.8 million.

We believe that our existing  working  capital,  borrowings  available  under our Facility and internally  generated funds provide sufficient resources to support current business activities.

Seasonality

Our  business has been  generally  seasonal,  with higher sales and income in the second and third fiscal  quarters.
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

Factors Affecting the Company's Business and Prospects

This  report  contains  forward-looking  statements  subject to the safe harbor  created by the Private  Securities
Litigation Reform Act of 1995.  Management  cautions that these statements  represent  projections and estimates of future  performance and involve certain risks and  uncertainties.  Our actual results could differ  materially from those  anticipated  in  these  forward-looking  statements  as a  result  of  certain  factors  including,  without limitation:  difficulties  in achieving  continued  operating  efficiencies;  our  inability  to achieve  projected revenue and earnings in fiscal 2003;  disruptions in the business  associated with the consolidation of the cutting and  administrative  functions of the Savane division from El Paso,  Texas to Tampa,  Florida;  loss of programs or customers as a result of product  delivery  problems in the fiscal second  quarter;  failure to achieve the planned cost  savings  associated  with the  consolidation  and  reorganization;  failure  of our  customers  to accept our post-consolidation  integrated  production  and selling of products;  disruptions in the business  associated  with changes in  management;  negative  effects  from the  termination  of the  Victorinox(R)license  agreement  and the transition of this business to Swiss Army Brands,  Inc.;  negative effects  resulting from our decision to exit out of our Duck Head(R)retail  outlet  business;  restrictions  and  limitations  placed on us by our debt  instruments;
general  economic  conditions,  including  but not  necessarily  limited to,  recession or other  cyclical  effects impacting our  customers in the United  States or abroad,  changes in interest  rates or currency  exchange  rates;
potential  changes  in  demand  in the  retail  market;  reduction  in the  level  of the  consumer  spending;  the availability and price of raw materials and global  manufacturing  costs and restrictions;  increases in costs; the continued  acceptance of our existing and new products by our major customers;  the financial strength of our major customers;  our inability to continue to use certain licensed trademarks and tradenames,  including Bill Blass(R)and
Van Heusen(R);  business  disruptions  and costs arising from acts of terrorism or other military  activities  around the  globe;  and other  risk  factors  listed  from time to time in our SEC  reports,  filings  and  announcements, including  our Annual  Report on Form 10-K.  In addition,  the  estimated  financial  results for any period do not necessarily  indicate the results that may be expected for any future  period,  and we undertake no  obligation  to update them.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risk is primarily  limited to fluctuations in interest rates as it pertains to our borrowings  under the
Facility  and the Real Estate  Loan.  There have been no  material  changes to the Item 7A  disclosure  made in our
Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

Item 4.  Controls and Procedures

        (a)     Evaluation of Disclosure Controls and Procedures

                Our Chief Executive  Officer and Chief Financial  Officer have evaluated the  effectiveness  of our disclosure  controls  and  procedures  (as such term is defined in Rules  13a-14(c)  and  15d-14(c)
                under the  Securities  Exchange  Act of 1934,  as amended) as of a date within 90 days prior to the filing date of this  quarterly  report  (the  "Evaluation  Date").  Based on such  evaluation,  our
                Chief  Executive  Officer and Chief  Financial  Officer have  concluded  that as of the  Evaluation
                Date, our disclosure  controls and procedures  provide  reasonable  assurance that they are alerted on a timely  basis to  material  information  relating  to Tropical  Sportswear  Int'l  Corporation
                (including  its  consolidated  subsidiaries)  required  to be  included  in our  reports  filed  or submitted under the Securities Exchange Act of 1934, as amended.

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

         (b)    Reports on Form 8-K

                On November 18, 2002, we filed a Form 8-K  disclosing  the  resignation  of William W. Compton from his  positions as Chairman of the Board of  Directors,  Chief  Executive  Officer and member of the
                Board,  and the election of Michael Kagan as Chairman of the Board and Christopher  Munday as Chief
                Executive Officer.

                                                      SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TROPICAL SPORTSWEAR INT'L CORPORATION
                                                     -------------------------------------
                                                     (Registrant)

                                                          /s/ N. Larry McPherson
                                                     -------------------------------------------------
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

February 5, 2003

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
                                   Section 302 of the Sarbanes-Oxley Act of 2002

     I, Christopher B. Munday, Chief Executive Officer of Tropical Sportswear Int'l Corporation, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Tropical Sportswear Int'l Corporation;

2.       Based on my knowledge,  this quarterly  report does not contain any untrue statement of a material fact or omit to  state a material  fact  necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my  knowledge,  the  financial  statements,  and other  financial  information  included  in this quarterly report, fairly present in all material respects the financial  condition,  results of operations and cash flows of registrant as of, and for, the periods  presented in this quarterly report;

4.       The  registrant's  other  certifying  officers and I are  responsible  for  establishing  and  maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a)  Designed  such  disclosure  controls  and  procedures  to ensure  that  material  information relating to the  registrant,  including  its  consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this quarterly  report is being prepared;

                  b) Evaluated the effectiveness of the registrant's  disclosure  controls and procedures as of the date within 90 days prior to the filing date of this quarterly  report (the  "Evaluation  Date");
                  and

                  c) Presented in this quarterly report our conclusions  about the  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.       The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether there were  significant  changes  in internal  controls  or in other  factors  that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  February 5, 2003

                                                              By:      /s/ Christopher B. Munday
                                                                       -------------------------
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
                                   Section 302 of the Sarbanes-Oxley Act of 2002

     I, N. Larry McPherson, Chief Financial Officer of Tropical Sportswear Int'l Corporation, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Tropical Sportswear Int'l Corporation;

2.       Based on my knowledge,  this quarterly  report does not contain any untrue statement of a material fact or omit  to  state a  material fact necessary to make the statement made, in light of the circumstances under which  such  statements  were made,  not  misleading  with respect to the period covered by this quarterly report;

3.       Based on my  knowledge,  the  financial  statements,  and other  financial  information  included  in this quarterly report, fairly present in all material respects the financial condition,  results of  operations and cash flows of registrant as of, and for, the periods  presented in this quarterly report;

4.       The  registrant's  other  certifying  officers and I are  responsible  for  establishing  and  maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a)  Designed  such  disclosure  controls  and  procedures  to ensure  that  material  information relating to the  registrant,  including  its  consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this quarterly  report is being prepared;

                  b) Evaluated the effectiveness of the registrant's  disclosure  controls and procedures as of the date within 90 days prior to the filing date of this quarterly  report (the  "Evaluation  Date");
                  and

                  c) Presented in this quarterly report our conclusions  about the  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.       The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent  to  the  date  of  our  most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: February 5, 2003

                                                              By:      /s/ N. Larry McPherson
                                                                       ----------------------
                                                                       N. Larry McPherson
                                                                       Chief Financial Officer

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
                  Tropical Sportswear Int'l Corporation's Form 10-Q filed August 12, 2002).
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
   10.1           Twelfth  Amendment to Loan and Security  Agreement with Fleet Capital  Corporation dated December
                  19, 2002 (filed herewith).
   10.2           Amendment to Loan with Bank of America, N.A. dated December 19, 2002 (filed herewith).

*  Incorporated by reference.