Form 10-Q
period 2003-03-29
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2003-05-12
CIK 1044324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended	March 29, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from	to

Commission File Number	0-23161

Tropical Sportswear Int’l Corporation

(Exact name of registrant as specified in its charter)

Florida	59-3424305

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

4902 W. Waters Avenue Tampa, FL	33634-1302

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(813) 249-4900

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

As of May 5, 2003 there were 11,040,452 shares of the registrant’s Common Stock outstanding.

TROPICAL SPORTSWEAR INT’L CORPORATION

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TROPICAL SPORTSWEAR INT’L CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	$112,725	$120,610	$211,766	$230,621
Cost of goods sold	89,696	86,693	167,943	165,071

Gross profit	23,029	33,917	43,823	65,550
Selling, general and administrative expenses	20,273	24,327	42,577	48,425
Other charges	—	—	3,752	—

Operating income (loss)	2,756	9,590	(2,506)	17,125
Other (income) expense:
Interest expense, net	2,808	3,608	5,697	7,161
Other, net	(1,003)	70	(1,094)	(655)

	1,805	3,678	4,603	6,506
Income (loss) before income taxes	951	5,912	(7,109)	10,619
Provision (benefit) for income taxes	313	2,243	(2,729)	3,992

Net income (loss)	638	3,669	(4,380)	6,627
Foreign currency translations and other	165	(25)	387	236

Comprehensive income (loss)	$803	$3,644	$(3,993)	$6,863

Net income (loss) per common share:
Basic	$0.06	$0.47	$(0.40)	$0.86

Diluted	$0.06	$0.46	$(0.40)	$0.84

See accompanying notes.

TROPICAL SPORTSWEAR INT’L CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29,	September 28,
	2003	2002

	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,876	$28,284
Marketable securities	—	11,100
Accounts receivable, net	99,996	91,009
Inventories, net	98,315	74,797
Deferred income taxes	9,609	9,414
Prepaid expenses and other current assets	16,437	13,460

Total current assets	230,233	228,064
Property and equipment, net	56,798	48,473
Intangible assets, including trademarks and goodwill, net	47,196	47,326
Other assets	12,163	12,345

Total assets	$346,390	$336,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$54,292	$60,599
Current portion of long-term debt and capital leases	22,321	1,251

Total current liabilities	76,613	61,850
Long-term debt and capital leases	108,284	108,922
Deferred income taxes	2,884	2,881
Other non-current liabilities	6,230	6,183

Total liabilities	194,011	179,836
Shareholders’ Equity:
Preferred stock	—	—
Common stock	110	110
Additional paid in capital	88,549	88,549
Accumulated other comprehensive loss	(4,735)	(5,122)
Retained earnings	68,455	72,835

Total shareholders’ equity	152,379	156,372

Total liabilities and shareholders’ equity	$346,390	$336,208

See accompanying notes.

TROPICAL SPORTSWEAR INT’L CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	March 29,	March 30,
	2003	2002

OPERATING ACTIVITIES
Net Income (loss)	$(4,380)	$6,627
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,338	3,672
Deferred income taxes and other	(801)	(628)
Changes in operating assets and liabilities:
Accounts receivable	(8,987)	(10,920)
Inventories	(23,519)	(6,593)
Prepaid expenses and other current assets	(2,251)	10,416
Accounts payable and accrued expenses	(6,121)	3,106

Net cash (used in) provided by operating activities	(42,721)	5,680

INVESTING ACTIVITIES
Capital expenditures	(11,559)	(3,130)
Sale of marketable securities	11,100	—
Other, net	172	46

Net cash used in investing activities	(287)	(3,084)

FINANCING ACTIVITIES:
Net change in long-term debt and capital leases	20,401	(2,517)
Proceeds from exercise of stock options	—	861

Net cash provided by (used in) financing activities	20,401	(1,656)

Change in currency translation and other	199	(223)
Net (decrease) increase in cash and cash equivalents	(22,408)	717
Cash and cash equivalents at beginning of period	28,284	1,714

Cash and cash equivalents at end of period	$5,876	$2,431

See accompanying notes.

TROPICAL SPORTSWEAR INT’L CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 29, 2003 and September 28, 2002
(In thousands, except share and per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Tropical Sportswear Int’l Corporation (the “Company”) include the accounts of Tropical Sportswear Int’l Corporation and its subsidiaries. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2002. In the opinion of management, the unaudited condensed consolidated financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim periods presented. Operating results for the twenty-six weeks ended March 29, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 27, 2003.

2.	INVENTORIES

Inventories consist of the following:

	March 29,	September 28,
	2003	2002

Raw materials	$9,411	$7,772
Work in process	26,038	18,696
Finished goods	68,918	51,736
Reserve for excess and slow moving inventory	(6,052)	(3,407)

	$98,315	$74,797

3.	DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	March 29,	September 28,
	2003	2002

Revolving credit line	$21,029	$—
Real estate loan	7,000	7,000
Senior subordinated notes	100,000	100,000
Other	2,576	3,173

	130,605	110,173
Less current maturities	(22,321)	(1,251)

	$108,284	$108,922

The Company’s revolving credit line (the “Facility”) provides for borrowings of up to $110.0 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest based on LIBOR plus an applicable margin (4.3% at March 29, 2003) and are secured by substantially all of the Company’s domestic assets. The Facility matures in June 2003 and the Company intends to and is in the process of renewing the Facility. As of March 29, 2003, $89.0 million was available for borrowings under the Facility.

4.	EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks ended	Weeks ended	Weeks ended	Weeks ended
	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Numerator for basic net income (loss) per share:
Net income (loss)	$638	$3,669	$(4,380)	$6,627
Denominator for basic net income per share:
Weighted average shares of common
stock outstanding	11,040	7,728	11,040	7,714
Effect of dilutive stock options using the treasury stock method	28	212	—	164

Denominator for diluted net income (loss) per share	11,068	7,940	11,040	7,878

Net income (loss) per common share:
Basic	$0.06	$0.47	$(0.40)	$0.86

Diluted	$0.06	$0.46	$(0.40)	$0.84

5.	RESTRUCTURING OF SAVANE INTERNATIONAL CORP.

On April 18, 2002, the Company announced a plan to consolidate the administrative, cutting and related functions of the Savane division in El Paso, Texas into the Tampa, Florida facility. The Company has completed all aspects of this consolidation in the second fiscal quarter ending March 29, 2003. As part of the consolidation, the Company has vacated its El Paso, Texas administration building and cutting facility.

As a result of these initiatives (internally referred to as “Project Synergy”), the Company recorded exit accruals related to this consolidation during fiscal 2002. During the twenty-six weeks ended March 29, 2003, the Company reduced certain of these exit accruals as the consolidation project has reached completion and better cost estimates were available. As of March 29, 2003, the Company has an accrual of approximately $2.0 million, related to exit costs, which primarily consist of lease terminations ($1.9 million) and related expenses ($0.1 million). The activity in the exit accruals related to Project Synergy during the twenty-six weeks ended March 29, 2003 were as follows:

Twenty-six weeks
ended
March 29, 2003

Beginning balance	$4,295
Reductions	(1,550)
Cash payments	(783)

Ending balance	$1,962

The Company has remaining accrued liabilities related to the 1998 acquisition of Savane International Corp. The exit costs primarily consist of estimated lease termination costs and related expenses. The activity in the exit accruals related to this acquisition during the twenty-six weeks ended March 29, 2003 were as follows:

Twenty-six weeks
ended
March 29, 2003

Beginning balance	$2,216
Cash payments	(1,107)

Ending balance	$1,109

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No. 144), which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Statement No. 144 supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. The adoption of Statement No. 144 has not had a material impact on the Company’s financial position and results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement No. 145), which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” as well as an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as debt extinguishments are no longer classified as extraordinary items unless they meet the requirements in Accounting Principles Board Opinion No. 30 of being unusual and infrequently occurring. The adoption of Statement No. 145 has not had a material impact on the Company’s financial position and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146), which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 nullifies Emerging Issues Task Force

No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and eliminates the definition and requirements of recognition of exit costs in EITF 94-3. The adoption of Statement No. 146 will affect the timing of recognition of costs associated with any future restructuring activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (Statement No. 148), which is effective for fiscal years and interim periods beginning after December 31, 2002. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of Statement No. 148 has not had a material impact on the Company’s financial position and results of operations.

7.	STOCK OPTION PLAN PRO FORMA INFORMATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement 123, “Accounting for Stock Based Compensation,” (Statement No. 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As discussed in Note 6, the interim information regarding pro forma net income and earnings per share is required by Statement No. 123 and Statement No. 148. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands except for net income per share information):

	Thirteen	Thirteen
	Weeks ended	Weeks ended
	March 29,	March 30,
	2003	2002

Net income	$638	$3,669
Pro forma compensation expense, net of tax	(148)	(543)

Pro forma net income	$490	$3,126

Net income per share-basic	$0.06	$0.47
Net income per share-diluted	$0.06	$0.46
Pro forma net income per share-basic	$0.04	$0.40
Pro forma net income per share-diluted	$0.04	$0.39

No actual stock-based compensation cost was recorded by the Company in the accompanying condensed consolidated financial statements.

8.     SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Company’s Senior Subordinated Notes, due 2008 (the “Notes”) are jointly and severally guaranteed fully and unconditionally by the Company’s domestic subsidiaries which are 100% owned by Tropical Sportswear Int’l Corporation (the “Parent”). The Company’s wholly-owned foreign subsidiaries are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes except for their local overdraft facilities and capital lease obligations.

The following is the unaudited supplemental combining condensed statement of operations for the thirteen weeks and twenty-six weeks ended March 29, 2003, and the thirteen weeks and twenty-six weeks ended March 30, 2002, the supplemental combining condensed balance sheet as of March 29, 2003 and September 28, 2002, and the supplemental combining condensed statement of cash flows for the twenty-six weeks ended March 29, 2003, and twenty-six weeks ended March 30, 2002. The only intercompany eliminations are the normal intercompany sales, borrowings and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management believes that they are not material to investors.

	Thirteen Weeks Ended March 29, 2003

	Parent	Guarantor	Non-Guarantor
Statement of Operations	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$53,751	$47,035	$12,258	$(319)	$112,725
Gross profit	11,107	8,135	3,861	(74)	23,029
Operating income	1,185	1,027	544	—	2,756
Interest, income taxes and other, net	1,084	979	55	—	2,118
Net income	101	48	489	—	638

	Thirteen Weeks Ended March 30, 2002

			Non-
	Parent	Guarantor	Guarantor
Statement of Operations	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$56,125	$52,250	$12,431	$(196)	$120,610
Gross profit	13,516	16,074	4,327	—	33,917
Operating income	7,295	1,648	647	—	9,590
Interest, income taxes and other, net	3,312	2,094	164	351	5,921
Net income (loss)	3,983	(446)	483	(351)	3,669

	Twenty-six Weeks Ended March 29, 2003

	Parent	Guarantor	Non-Guarantor
Statement of Operations	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$100,507	$86,762	$25,094	$(597)	$211,766
Gross profit	19,757	15,999	8,215	(148)	43,823
Operating income (loss)	(5,924)	2,020	1,398	—	(2,506)
Interest, income taxes and other, net	(1,284)	2,921	237	—	1,874
Net income (loss)	(4,640)	(901)	1,161	—	(4,380)

	Twenty-six Weeks Ended March 30, 2002

			Non-
	Parent	Guarantor	Guarantor
Statement of Operations	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$101,723	$104,028	$25,242	$(372)	$230,621
Gross profit	25,827	31,250	8,473	—	65,550
Operating income	12,360	3,287	1,478	—	17,125
Interest, income taxes and other, net	5,546	3,647	389	916	10,498
Net income (loss)	6,814	(360)	1,089	(916)	6,627

	As of March 29, 2003

	Parent	Guarantor	Non-Guarantor
Balance Sheet	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$390	$84	$5,402	$—	$5,876
Accounts receivable, net	49,385	41,885	8,726	—	99,996
Inventories, net	41,599	46,425	10,291	—	98,315
Other current assets	8,706	12,109	5,231	—	26,046

Total current assets	100,080	100,503	29,650	—	230,233
Property and equipment, net	45,840	8,333	2,625	—	56,798
Investment in subsidiaries and other assets	162,240	39,645	(5,089)	(137,437)	59,359

Total assets	$308,160	$148,481	$27,186	$(137,437)	$346,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$38,449	$7,687	$8,377	$(221)	$54,292
Current portion of long-term debt and capital leases	21,299	984	38	—	22,321

Total current liabilities	59,748	8,671	8,415	(221)	76,613
Long-term debt and noncurrent portion of capital leases	107,514	677	93	—	108,284
Other noncurrent liabilities	1,127	7,954	33	—	9,114
Shareholders’ equity	139,771	131,179	18,645	(137,216)	152,379

Total liabilities and shareholders’ equity	$308,160	$148,481	$27,186	$(137,437)	$346,390

	As of September 28, 2002

	Parent	Guarantor	Non-Guarantor
Balance Sheet	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$24,274	$167	3,843	$—	$28,284
Marketable securities	11,100	—	—	—	11,100
Accounts receivable, net	44,317	36,045	10,647	—	91,009
Inventories, net	34,867	31,050	8,880	—	74,797
Other current assets	10,494	9,234	3,146	—	22,874

Total current assets	125,052	76,496	26,516	—	228,064
Property and equipment, net	37,152	8,759	2,562	—	48,473
Investment in subsidiaries and other assets	135,189	68,557	(6,638)	(137,437)	59,671

Total assets	$297,393	$153,812	$22,440	$(137,437)	$336,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$43,265	$12,394	$5,161	$(221)	$60,599
Current portion of long-term debt and capital leases	274	948	29	—	1,251

Total current liabilities	43,539	13,342	5,190	(221)	61,850
Long-term debt and noncurrent portion of capital leases	107,643	1,178	101	—	108,922
Other noncurrent liabilities	1,170	7,864	30	—	9,064
Shareholders’ equity	145,041	131,428	17,119	(137,216)	156,372

Total liabilities and shareholders’ equity	$297,393	$153,812	$22,440	$(137,437)	$336,208

	Twenty-six Weeks Ended March 29, 2003

			Non-
	Parent	Guarantor	Guarantor
Statement of Cash Flows	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(45,251)	$1,006	$1,524	$—	$(42,721)
Net cash provided by (used in) investing activities	486	(624)	(149)	—	(287)
Net cash provided by (used in) financing activities	20,881	(465)	(15)	—	20,401
Other	—	—	199	—	199
Net increase (decrease) in cash	(23,884)	(83)	1,559	—	(22,408)
Cash and cash equivalents, beginning of period	24,274	167	3,843	—	28,284
Cash and cash equivalents, end of period	390	84	5,402	—	5,876

	Twenty-six Weeks Ended March 30, 2002

			Non-
	Parent	Guarantor	Guarantor
Statement of Cash Flows	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$3,112	$1,217	$1,351	$—	$5,680
Net cash used in investing activities	(1,787)	(1,147)	(150)	—	(3,084)
Net cash provided by (used in) financing activities	(1,263)	107	(500)	—	(1,656)
Other	—	—	(223)	—	(223)
Net increase (decrease) in cash	62	(46)	701	—	717
Cash, beginning of period	190	249	1,275	—	1,714
Cash, end of period	252	203	1,976	—	2,431

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical and other facts believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Critical Accounting Policies

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. We evaluate our inventory by style, color and size to determine excess or slow moving product based on projected sales. We record provisions for markdowns and losses on excess and slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value. If actual market conditions or competitive pressures change, the level of inventory reserves would change.

Reserve for Allowances and Doubtful Accounts – Accounts receivable consists of amounts due from our customers from our normal business activities. We maintain a reserve for allowances and doubtful accounts, which is based on historical collection and deduction write-off experience, and an estimate of potential sales returns. Estimates for sales returns include provision for order shortages, purchase order variances and other customer discrepancies. For fiscal 2002, we did not provide a reserve for credit losses as substantially all of our receivables were assigned under factoring agreements, without recourse, except for credit losses on the first 0.10% of amounts factored. During fiscal 2003, we have discontinued factoring of our receivables, but have maintained credit insurance for those accounts which we deem necessary. We will continue to assess the adequacy of our reserves based on qualitative and quantitative measures.

Long-Lived Assets – We estimate the depreciable lives of our property, plant and equipment and review them for impairment when events or circumstances indicate that their carrying amounts may be impaired. Most of our property, plant and equipment is used in our cutting and distribution processes. We periodically evaluate the carrying value of assets which are held for sale to determine if, based on market conditions, the values of these assets should be adjusted. Although we believe we have appropriately recorded our assets held for sale at their estimated realizable value, net of estimated disposal costs, the actual sale of these assets could result in gains or losses which could differ from our estimated amounts. To assess the recoverability of goodwill and other intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine whether the carrying values are recoverable from operations. If these assumptions or estimates change, we may be required to record impairment charges to reduce the value of these assets.

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

Contingencies – The Company accrues for contingent obligations, including estimated legal costs, when the obligations are probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal and other regulatory matters such as imports and exports, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Results of Operations

On April 18, 2002 we announced a plan to consolidate the administrative, cutting and related functions of the Savane division in El Paso, Texas into the Tampa, Florida facility. We have completed all aspects of this consolidation in the second fiscal quarter ending March 29, 2003. As part of the consolidation, we vacated our El Paso, Texas administration building and cutting facility. We experienced delays and difficulties in consolidating our El Paso, Texas cutting functions into our Tampa, Florida facilities that have resulted in delays in delivering products to our customers and lost sales in our first quarter and second quarters of fiscal 2003. In addition, during the first six months of fiscal 2003, we recorded sales allowances of approximately $5.6 million related to delivery issues associated with the consolidation project.

On January 20, 2003, we announced an agreement with Swiss Army Brands, Inc. (“SABI”), whereby SABI will assume the operations of our Victorinox® apparel division by no later than May 15, 2003. We are working closely together with SABI to effect a seamless transition. On January 20, 2003, we also announced our intention to exit our Duck Head® retail outlet business as leases expire. We currently operate fourteen outlet stores and expect that by the end of calendar 2003, no more than eight will be in operation. We believe that exiting these two businesses will free up valuable resources that can be devoted to our core business.

The following table sets forth, for the periods indicated, selected items in the Company’s consolidated statements of income expressed as a percentage of net sales:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks ended	Weeks ended	Weeks ended	Weeks ended
	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.6	71.9	79.3	71.6

Gross profit	20.4	28.1	20.7	28.4
Selling, general and administrative expenses	18.0	20.2	20.1	21.0
Other charges	—	—	1.8	—

Operating income (loss)	2.4	7.9	(1.2)	7.4
Interest expense, net	2.5	3.0	2.7	3.1
Other, net	(0.9)	—	(0.5)	(0.3)

Income (loss) before income taxes	0.8	4.9	(3.4)	4.6
Provision (benefit) for income taxes	0.3	1.9	(1.3)	1.7

Net income (loss)	0.5%	3.0%	(2.1)%	2.9%

Thirteen weeks ended March 29, 2003 compared to the thirteen weeks ended March 30, 2002

     Net Sales. Net sales decreased to $112.7 million for the second quarter of fiscal 2003 from $120.6 million in the comparable prior year quarter. The decrease was primarily due to a decrease in the average price per unit. Net sales were also impacted by production and delivery issues associated with Project Synergy which resulted in higher sales allowances.

     Gross Profit. Gross profit decreased to $23.0 million, or 20.4% of net sales, for the second quarter of fiscal 2003, from $33.9 million, or 28.1% of net sales, for the comparable prior year quarter. The reduction in the gross margin was primarily due to lower average selling prices and higher levels of closeout sales, coupled with an additional $1.2 million of allowances that we incurred due to late delivery issues. Additionally the Company’s higher margin branded sales were a smaller component of overall sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $20.3 million, or 18.0% of net sales, for the second quarter of fiscal 2003, from $24.3 million, or 20.2% of net sales, for the comparable prior year quarter. The decrease in operating expenses was primarily due to successful cost cutting measures, including reduced compensation, advertising and other discretionary spending reductions.

     Interest Expense. Interest expense decreased to $2.8 million for the second quarter of fiscal 2003, from $3.6 million for the comparable prior year quarter. The decrease was primarily due to lower average outstanding borrowings.

     Other, net. During the second quarter of fiscal 2003, the Company recorded other income of $1.0 million as compared with other expense of $0.1 for the second quarter of fiscal 2002. The increase is primarily due to gains on the sale of excess equipment and increased royalty income.

     Income Taxes. The Company’s effective income tax rate for the second quarter of fiscal 2003 was 32.9% compared to 37.9% in the comparable prior year quarter. Due to the relatively low pretax income this quarter the effective rate appears unusually low. The effective rate for the year is expected to be approximately 38.5%

     Net Income. As a result of the above factors, net income decreased to $0.6 million for the second quarter of fiscal 2003 from $3.7 million in the comparable prior year quarter.

Twenty-six weeks ended March 29, 2003 compared to the twenty- six weeks ended March 30, 2002

     Net Sales. Net sales decreased to $211.8 million for the twenty-six weeks ended March 29, 2003 from $230.6 million in the comparable prior year period. This decrease was primarily due to the Company’s Domestic Wholesale level experiencing production issues related to Project Synergy, resulting in delays in delivering product to its customers, prior to March 2003. The Company incurred approximately $5.6 million of customer allowances.

     Gross Profit. Gross profit decreased to $43.8 million, or 20.7% of net sales, for the twenty-six weeks ended March 29, 2003, from $65.6 million, or 28.4% of net sales, for the comparable prior year period. The reduction in the gross margin percentage was primarily due to lower average selling prices and customer allowances due to delivery issues coupled with higher levels of closeout sales. Additionally the Company’s higher margin branded sales were a smaller component of overall sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $42.6 million, or 20.1% of net sales, for the twenty-six weeks ended March 29, 2003, from $48.4 million, or 21.0% of net sales, for the comparable prior year period. The decrease in operating expenses was primarily due to successful cost cutting measures, including reduced compensation, advertising and other discretionary spending reductions.

     Other Charges. Other charges of $3.8 million was comprised of a $5.3 million charge related to a separation agreement with the Company’s former chief executive officer, offset in part by a $1.5 million reduction of estimated costs for Project Synergy as the consolidation project has been completed and better cost estimates are available.

     Interest Expense. Interest expense decreased to $5.7 million for the twenty-six weeks ended March 29, 2003, from $7.2 million for the comparable prior year period. The decrease was primarily due to lower average outstanding borrowings.

     Other, net. Other, net increased to $1.1 million in the twenty-six weeks ended March 29, 2003, compared to income of $0.7 million in the comparable prior year period. The increase is primarily due to gains on the sale of excess equipment.

     Income Taxes. The Company’s effective income tax rate for the twenty-six weeks ended March 29, 2003 was 38.3% compared to 37.6% in the comparable prior year period.

     Net Income. As a result of the above factors, the Company incurred a net loss of $4.4 million for the twenty-six weeks ended March 2003 compared with net income of $6.6 for the twenty-six weeks ended March 30, 2002.

Liquidity and Capital Resources

Our revolving credit line (the “Facility”) provides for borrowings of up to $110.0 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest and are secured by substantially all of the Company’s domestic assets. As of March 29, 2003, the Company had $89.0 million of available borrowings under the Facility. The Facility matures in June 2003 and we intend to and are in the process of renewing the Facility. We expect to renew the facility before its expiration under similar terms but for maximum borrowings of $95.0 million.

In June 2002, the Company completed a public offering of 3.0 million shares of common stock. The Company received net proceeds of approximately $63.2 million, of which approximately $32.0 million was used to repay all outstanding borrowings under the Facility, to pay down a portion of the Company’s real estate loan, and to repay certain capital lease obligations. The remaining $31.2 million was used for the payment of the cash portion of the Project Synergy charges, the construction of a new administration facility in Tampa, Florida and for working capital and general corporate purposes.

Capital expenditures totaled $11.6 million for the twenty-six weeks ended March 29, 2003 and are expected to approximate $16.0 to $17.0 million for the entire fiscal year. The expenditures expected for the remainder of the fiscal year primarily relate to the construction of an administration building in Tampa, Florida, which is expected to be completed during the quarter ended June 2003, and the upgrade or replacement of various other equipment and computer systems including hardware and software.

During the twenty-six weeks ended March 29, 2003, we used $42.7 million of cash in our operations. This was primarily the result of a net loss of $4.4 million (which included non-cash expenses of $2.5 million), an increase in inventories of $23.4 million, an increase in accounts receivable of $9.0 million, an increase in prepaid expenses and other current assets of $2.3 million, and a decrease in accounts payable and accrued expenses of $6.1 million.

We believe that our existing working capital, and borrowings available under our Facility provide sufficient resources to support current business activities.

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

Factors Affecting the Company’s Business and Prospects

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Management cautions that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation: difficulties in achieving continued operating efficiencies; disruptions in the business associated with the consolidation of the cutting and administrative functions of the Savane division from El Paso, Texas to Tampa, Florida; loss or reduction of customer programs or customers generally; loss of programs or customers as a result of product delivery problems in the fiscal second quarter; failure to achieve the planned cost savings associated with the consolidation and reorganization; failure of our customers to accept our post-consolidation integrated production and selling of products; disruptions in the business associated with changes in management; negative effects from the termination of the Victorinox® license agreement and the transition of this business to Swiss Army Brands, Inc.; negative effects resulting from our decision to exit out of our Duck Head® retail outlet business; restrictions and limitations placed on us by our debt instruments; general economic conditions, including but not necessarily limited to, recession or other cyclical effects impacting our customers in the United States or abroad, changes in interest rates or currency exchange rates; potential changes in demand in the retail market; reduction in the level of the consumer spending; customer or consumer rejection or non acceptance of major product initiatives such as our Savane® Motion Moves With You™ pant; the availability and price of raw materials and global manufacturing costs and restrictions; increases in costs; the continued acceptance of our existing and new products by our major customers; the financial strength of our major customers; our inability to continue to use certain licensed trademarks and tradenames, including Bill Blass® and Van Heusen®; business disruptions and costs arising from acts of terrorism or other military activities around the globe; and other risk factors listed from time to time in our SEC reports, filings and announcements, including our Annual Report on Form 10-K. In addition, the estimated financial results for any period do not necessarily indicate the results that may be expected for any future period, and we undertake no obligation to update them.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures provide reasonable assurance that they are alerted on a timely basis to material information relating to Tropical Sportswear Int’l Corporation (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

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

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on Tuesday, January 28, 2003, the following matters were brought before and voted upon by the shareholders:

1.	A proposal to elect three Directors in Class I to serve until the 2006 Annual Meeting of the Shareholders of the Company:

	For	Withhold Authority

Michael Kagan	8,432,876	956,367
(term to expire in 2004)
Martin W. Pitts	8,975,487	413,756
(term to expire in 2003)
Eloy S. Vallina-Garza	8,396,826	992,417
(term to expire in 2003)

The following members of the Board of Directors of the Company will continue in office after the Annual Meeting:

Michael Kagan	(term to expire in 2006)
Martin W. Pitts	(term to expire in 2006)
Eloy S. Vallina-Garza	(term to expire in 2006)

2.	A proposal to amend the Company’s 2000 Long Term Incentive Plan to increase the maximum number of shares of Common Stock available for awards thereunder from 500,000 to 2,100,000.

For	Against	Abstain	Non-Votes
5,794,711	2,496,354	913	1,097,265

3.	A proposal to amend the Company’s Non-Employee Director Stock Option Plan to increase the maximum number of shares of Common Stock available for awards thereunder from 200,000 to 400,000.

For	Against	Abstain	Non-Votes
6,519,934	1,771,115	929	1,097,265

4.	A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent certified public accountants for the fiscal year ending September 27, 2003.

For	Against	Abstain	Non-Votes
9,164,207	223,916	1,120	—

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	The Exhibits to this report on Form 10-Q are listed on the Exhibit Index, which immediately follows the signature page hereto.

(b)	Reports on Form 8-K

On April 22, 2003, Tropical Sportswear Int’l Corporation issued a press release to announce the results of its second fiscal quarter ending March 29, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TROPICAL SPORTSWEAR INT’L CORPORATION (Registrant)

/s/ N. Larry McPherson N. Larry McPherson Executive Vice President, Chief Financial Officer, and Treasurer (in the dual capacity of duly authorized officer and principal accounting officer)

May 5, 2003

Index to Exhibits

Exhibit Number	Description

*3.1	Amended and Restated Articles of Incorporation of Tropical Sportswear Int’l Corporation (filed as Exhibit 3.1 to Tropical Sportswear Int’l Corporation’s Form 10-Q filed May 14, 2002).
*3.2	Amended and Restated By-Laws of Tropical Sportswear Int’l Corporation (filed as Exhibit 3.2 to Tropical Sportswear Int’l Corporation’s Form 10-Q filed August 12, 2002).
*4.1	Specimen Certificate for the Common Stock of Tropical Sportswear Int’l Corporation (filed as Exhibit 4.1 to Amendment No. 1 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-1 filed October 2, 1997).
*4.2	Shareholders’ Agreement dated as of September 29, 1997 among Tropical Sportswear Int’l Corporation, William W. Compton, the Compton Family Limited Partnership, Michael Kagan, the Kagan Family Limited Partnership, Shakale Internacional, S.A. and Accel, S.A. de C.V. (filed as Exhibit 4.2 to Amendment No. 1 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-1 filed October 2, 1997).
*4.3	Indenture dated as of June 24, 1998 among Tropical Sportswear Int’l Corporation, the Subsidiary Guarantors named therein, and SunTrust Bank, Atlanta, as trustee (filed as Exhibit 4.4 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-4 filed August 20, 1998).
*4.4	Shareholder Protection Rights Agreement, dated as of November 13, 1998, between Tropical Sportswear Int’l Corporation and Firstar Bank Milwaukee, N.A. (which includes as Exhibit B thereto the Form of Right Certificate) (filed as Exhibit 99.1 of Tropical Sportswear Int’l Corporation’s current report on Form 8-K dated November 13, 1998).
*4.5	Supplemental Indenture No. 1 dated as of August 23, 2000 among Tropical Sportswear Int’l Corporation, each of the New Subsidiary Guarantors named therein, and SunTrust Bank, Atlanta, as trustee (filed as Exhibit 4.5 to Tropical Sportswear Int’l Corporation’s Annual Report on Form 10-K filed December 19, 2000).
99.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
99.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
99.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

*	Incorporated by reference.