Form 10-Q
period 2003-06-28
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2003-08-08
CIK 1044324

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended                     June 28, 2003

                                                        or

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
---------------------------------------------------------------------------------------------------------------------------
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
                                                     [X]  Yes      [  ]  No

As of August 6, 2003 there were 11,121,702 shares of the registrant's Common Stock outstanding.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                                     FORM 10-Q
                                                 TABLE OF CONTENTS

PART I     Financial Information                                                           Page No.
                                                                                           --------

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            13

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       19

Item 4     Controls and Procedures                                                          19

PART II    Other Information

Item 1     Legal Proceedings                                                                19

Item 2     Changes in Securities                                                            19

Item 3     Defaults upon Senior Securities                                                  19

Item 4     Submission of Matters to a Vote of Security Holders                              20

Item 5     Other Information                                                                20

Item 6     Exhibits and Reports on Form 8-K                                                 20

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            TROPICAL SPORTSWEAR INT'L CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                           (In thousands, except per share amounts)

                                            Thirteen           Thirteen            Thirty-nine        Thirty-nine
                                           Weeks Ended        Weeks Ended          Weeks Ended        Weeks Ended
                                            June 28,           June 29,              June 28,           June 29,
                                              2003               2002                  2003               2002
                                        ------------------ ------------------   ------------------ ------------------

Net sales                                     $ 96,732          $ 116,262            $ 308,498          $ 346,883
Cost of goods sold                              87,706             84,855              255,649            249,926
                                        ------------------ ------------------   ------------------ ------------------
Gross profit                                     9,026             31,407               52,849             96,957
Selling, general and administrative
   Expenses                                     20,624             24,291               63,201             72,716
Other charges                                    2,361             12,316                6,113             12,316
                                        ------------------ ------------------   ------------------ ------------------
Operating income (loss)                        (13,959)            (5,200)             (16,465)            11,925
Other (income) expense:
   Interest expense, net                         3,046              3,520                8,743             10,681
   Other, net                                      220               (142)                (874)              (797)
                                        ------------------ ------------------   ------------------ ------------------
                                                 3,266              3,378                7,869              9,884

Income (loss) before income taxes              (17,225)            (8,578)             (24,334)             2,041
Provision (benefit) for income taxes            13,339             (2,947)              10,610              1,045
                                        ------------------ ------------------   ------------------ ------------------
Net income (loss)                              (30,564)            (5,631)             (34,944)               996

Foreign currency translations and
      Other                                        788                905                1,175              1,142
                                        ------------------ ------------------   ------------------ ------------------
Comprehensive income (loss)                   ($29,776)           ($4,726)            ($33,769)           $ 2,138
                                        ================== ==================   ================== ==================

Net income (loss) per share:
   Basic                                       ($2.75)             ($0.69)             ($3.16)              $0.13
                                        ------------------ ------------------   ------------------ ------------------
   Diluted                                     ($2.75)             ($0.69)             ($3.16)              $0.12
                                        ================== ==================   ================== ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)

                                                                                June 28,          September 28,
                                                                                  2003                2002
                                                                            -----------------   ------------------
                    ASSETS                                                    (unaudited)           (audited)

          Current Assets:
             Cash and cash equivalents                                          $   8,855            $  28,284
             Marketable securities                                                      -               11,100
             Accounts receivable, net                                              78,608               91,009
             Inventories, net                                                      98,739               74,797
             Prepaid expenses and other current assets                             14,908               22,874
                                                                            -----------------   ------------------
                         Total current assets                                     201,110              228,064

          Property and equipment, net                                              57,040               48,473
          Intangible assets, including trademarks and goodwill, net                47,182               47,326
          Other assets                                                              8,182               12,345
                                                                            -----------------   ------------------
                         Total assets                                           $ 313,514            $ 336,208
                                                                            =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                              $  38,356            $  60,599
             Current portion of long-term debt and capital leases                   1,293                1,251
                                                                            -----------------   ------------------
                         Total current liabilities                                 39,649               61,850

          Long-term debt and capital leases                                       141,447              108,922
          Other non-current liabilities                                             9,414                9,064
                                                                            -----------------   ------------------
                         Total liabilities                                        190,510              179,836

          Shareholders' Equity:
             Preferred stock                                                            -                    -
             Common stock                                                             114                  110
             Additional paid in capital                                            88,947               88,549
             Accumulated other comprehensive loss                                  (3,948)              (5,122)
             Retained earnings                                                     37,891               72,835
                                                                            -----------------  ------------------
                         Total shareholders' equity                               123,004              156,372
                                                                            -----------------  ------------------

                         Total liabilities and shareholders' equity             $ 313,514            $ 336,208
                                                                            =================   ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (In thousands)

                                                                        Thirty-nine             Thirty-nine
                                                                        Weeks Ended             Weeks Ended
                                                                         June 28,                June 29,
                                                                           2003                    2002
                                                                   ----------------------     ----------------
OPERATING ACTIVITIES
Net income (loss)                                                        $ (34,944)                $     996
Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
    Depreciation and amortization                                            5,001                     5,597
    Deferred income taxes and other                                          9,945                       778
Changes in operating assets and liabilities:
    Accounts receivable                                                     12,402                      (404)
    Inventories                                                            (23,942)                  (10,163)
      Prepaid expenses and other current assets                              2,696                    11,834
      Accounts payable and accrued expenses                                (21,429)                    8,790
                                                                       --------------------    ----------------
    Net cash (used in) provided by operating activities                    (50,271)                   17,428
                                                                       --------------------    ----------------

INVESTING ACTIVITIES
Capital expenditures                                                       (14,986)                   (5,545)
Sale of marketable securities                                               11,100                        86
Other, net                                                                     256                         -
                                                                       --------------------    ----------------
    Net cash used in investing activities                                   (3,630)                   (5,459)
                                                                       --------------------    ----------------

Financing activities:
Net change in long-term debt and capital leases                             32,117                   (40,833)
Proceeds from sale of common stock                                               -                    63,870
Proceeds from exercise of stock options                                          5                     2,588
                                                                       ====================    ================
    Net cash provided by financing activities                               32,122                    25,625
                                                                       --------------------    ----------------
Change in currency translation and other                                     2,350                     1,172
Net (decrease) increase in cash and cash equivalents                       (19,429)                   38,766
Cash and cash equivalents at beginning of period                            28,284                     1,714
                                                                       --------------------    ----------------
Cash and cash equivalents at end of period                                  $8,855                   $40,480
                                                                       ====================    ================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                       June 28, 2003 and September 28, 2002
                                (In thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

The accompanying  unaudited  condensed  consolidated  financial  statements of Tropical Sportswear Int'l Corporation
(the  "Company")  include  the  accounts  of Tropical  Sportswear  Int'l  Corporation  and its  subsidiaries.  These financial  statements have been prepared in accordance with the  instructions for Form 10-Q and,  therefore,  do not include  all  information  and  footnotes  required by  generally  accepted  accounting  principles.  The  unaudited condensed  consolidated  financial  statements should be read in conjunction with the audited  financial  statements and related  notes  included in the Company's  Annual Report on Form 10-K for the year ended  September 28, 2002. In the opinion of  management,  the  unaudited  condensed  consolidated  financial  statements  contain  all  necessary adjustments  (which include only normal,  recurring  adjustments)  for a fair  presentation  of the interim  periods presented.  Operating  results  for the  thirty-nine  weeks ended June 28, 2003 are not  necessarily  indicative  of results that may be expected for the entire fiscal year ending September 27, 2003.

2.  INVENTORIES

Inventories consist of the following:

                                                             June 28,         September 28,
                                                               2003               2002
                                                          -------------    ------------------

        Raw materials                                         $ 6,895            $ 7,772
        Work in process                                        13,548             18,696
        Finished goods                                         87,708             51,736
        Reserve for excess and slow moving inventory           (9,412)            (3,407)
                                                          -------------    ------------------
                                                              $98,739            $74,797
                                                          =============    ==================

3.  DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

                                                           June 28,           September 28,
                                                             2003                  2002
                                                       ----------------    -------------------

        Revolving credit line                                $ 33,476                $    -
        Real estate loan                                        7,000                 7,000
        Senior subordinated notes                             100,000               100,000
        Other                                                   2,264                 3,173
                                                        ---------------    -------------------
                                                              142,740               110,173
        Less current maturities                                (1,293)               (1,251)
                                                        ---------------    -------------------
                                                             $141,447              $108,922
                                                        ===============    ===================

On June 6, 2003 the  Company  renewed  its  revolving  credit  line (the  "Facility").  The  Facility  provides  for borrowings of up to $95.0 million,  subject to certain  borrowing base  limitations.  Borrowings  under the Facility bear variable  rates of interest  based on LIBOR plus an  applicable  margin (3.7% at June 28, 2003) and are secured by substantially  all of the Company's  domestic  assets.  The Facility matures in June 2006. Under the terms of the
Facility,  the Company is only subject to financial  covenants when availability is below $20.0 million.  As of June
28, 2003, $42.1 million was available for borrowings under the Facility.

As of June 28, 2003, the Company  violated  certain of the financial  covenants  associated with a real estate loan, held by Bank of America,  and was in technical  default under terms of the real estate loan and in technical default under the terms of the  Facility,  due to the cross  default  provision.  Fleet  Capital  has agreed to assume  this real estate loan and eliminate all financial  covenants.  Additionally,  all other lenders in the Facility agreed to waive the cross default  provision  that was triggered by the default on the real estate loan.  The Company is party to an interest  rate swap  agreement  which had the effect of fixing the  interest  rate on $7.0 million of the real estate loan.  The Company will  terminate the interest rate swap agreement  concurrent  with Fleet Capital  assuming the loan and record a charge in the fourth  quarter of  approximately  $1.2 million to terminate  the interest  rate swap.

4.  EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed as follows:

                                             Thirteen          Thirteen          Thirty-nine       Thirty-nine
                                           Weeks ended        Weeks ended        Weeks ended       Weeks ended
                                             June 28,          June 29,           June 28,           June 29,
                                               2003              2002               2003               2002
                                          ---------------    --------------     --------------    ---------------
Numerator for basic net income (loss)
per share:
     Net income (loss)                        ($30,564)          ($5,631)          ($34,944)             $ 996

Denominator for basic net income (loss)
per share:
     Weighted average shares of common
     stock outstanding                          11,118             8,204             11,066              7,877

Effect of dilutive stock options using
the treasury stock method                            -                 -                  -                224
                                          ---------------    --------------     --------------    ---------------

Denominator for diluted net income
(loss) per share                                11,118             8,204             11,066              8,101
                                          ===============    ==============     ==============    ===============

Net income (loss) per common share:
     Basic                                      ($2.75)           ($0.69)            ($3.16)              $0.13
                                          ===============    ==============     ==============    ===============
     Diluted                                    ($2.75)           ($0.69)            ($3.16)              $0.12
                                          ===============    ==============     ==============    ===============

For periods  where the company  incurred a net  operating  loss,  the effect of stock  options is excluded from the
computation  of  diluted  earnings  per  share  because  their  inclusion  in  the  calculation   would  have  been
anti-dilutive.

5.  SALE OF DUCK HEAD(R)TRADEMARKS

On June 2, 2003,  the Company  announced its sale of the Duck Head(R)trademarks to Goody's  Family  Clothing,  Inc.
("Goody's")  for $4.0 million in cash.  Under the purchase  agreement,  the Company will  continue to sell existing
Duck Head(R) inventory for a period of time and Goody's will purchase certain remaining  inventory from the Company no later than October 1, 2003.  Goody's has also assumed all licenses  associated  with the Duck Head(R)trademarks.
In connection  with the sale,  the Company  recorded a net gain of $3.7 million,  which is net of expenses  related the sale and a reduction of certain of the remaining assets, including inventory.

On January 20, 2003,  the Company  announced its intention to exit its Duck Head(R)retail outlet business as leases expired.  With  the  sale of the  Duck  Head(R)trademarks,  the  timing  of the exit  from  this  business  will be accelerated  and a  substantial  portion  of the net  proceeds  from  the  sale of the  brand  will be used for the accelerated closure.  All retail outlet stores are expected to be closed no later than September 2003.

8.  RESTRUCTURING OF SAVANE INTERNATIONAL CORP.

On April 18, 2002, the Company  announced a plan to consolidate the  administrative,  cutting and related functions of the Savane division in El Paso, Texas into the Tampa,  Florida  facility.  The Company has completed all aspects of this  consolidation in the fiscal quarter ending March 29, 2003. As part of the  consolidation,  the Company has vacated its El Paso, Texas administration building and cutting facility.

As a result of these  initiatives  (internally  referred  to as  "Project  Synergy"),  the  Company  recorded  exit accruals  related to this  consolidation  during  fiscal 2002.  As of June 28, 2003,  the Company has an accrual of approximately  $1.7 million,  related to exit costs,  which primarily consist of lease  terminations.  The activity in the exit  accruals  related to  Project  Synergy  during  the  thirty-nine  weeks  ended  June 28,  2003 were as follows:

                                                   Thirty-nine weeks
                                                         ended
                                                     June 28, 2003
                                                 -----------------------

                Beginning balance                       $ 4,295
                Reductions                               (1,550)
                Cash payments                              (988)
                                                 -----------------------
                Ending balance                          $ 1,757
                                                 =======================

The Company  has remaining accrued  liabilities related to the 1998 acquisition of Savane International Corp.  The exit costs primarily consist of estimated lease termination costs and related  expenses.  The activity in the exit accruals related to this acquisition during the thirty-nine weeks ended June 28, 2003 were as follows:

                                                   Thirty-nine weeks
                                                         ended
                                                     June 28, 2003
                                                 -----------------------

                Beginning balance                       $ 2,216
                Cash payments                            (1,499)
                                                 -----------------------
                Ending balance                           $  717
                                                 =======================

9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2002,  the Financial Accounting Standards Board  (FASB) issued FASB Interpretation No. 45, "Guarantor's
Accounting  and  Disclosure  Requirements for Guarantees,  Including Indirect Guarantees of Indebtedness of Others"
(FIN 45).  FIN  45  elaborates on  the  existing  disclosure  requirements  for  most  guarantees,  including  loan guarantees  such  as standby  letters of credit.  It  also clarifies that at the time a company issues a guarantee, the company  must recognize  an  initial  liability  for  the  fair value,  or market value,  of the obligations it assumes under  that guarantee and must  disclose  that  information in its interim and annual financial statements.
FIN 45  is  effective  on  a  prospective  basis  to  guarantees  issued  or  modified after December 31, 2002. The requirements of FIN 45 are  effective  for financial statements of  interim or annual periods ending after December
15, 2002.  We adopted the accounting  and  disclosure requirements of FIN 45,  which resulted in no material impact on our financial statements.

In January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  of  Variable  Interest  Entities,  an
interpretation  of Accounting  Research Bulletin No. 51" (the  Interpretation).   The  Interpretation  requires the
consolidation of entities in which an enterprise  absorbs a majority of the entity's  expected  losses,  receives a majority of the entity's  expected  residual  returns,  or both,  as a result of  ownership,  contractual  or other
financial interests in the entity.   Currently,  entities are generally consolidated by an enterprise when it has a
controlling   financial   interest  through  ownership  of  a  majority  voting  interest  in  the  entity.     The
Interpretation's  consolidation  provisions  apply in the interim period beginning June 29, 2003.  The Company does not expect the Interpretation to have a material impact on its consolidated financial statements.

10.  STOCK OPTION PLAN PRO FORMA INFORMATION

The Company has elected to follow  Accounting  Principles  Board  Opinion No. 25,  "Accounting  for Stock Issued to
Employees"  (APB 25) and  related  interpretations  in  accounting  for its  employee  stock  options  because  the
alternative  fair  value  accounting   provided  for  under  FASB  Statement  123,   "Accounting  for  Stock  Based
Compensation,"  (Statement No. 123) requires the use of option  valuation models that were not developed for use in valuing  employee stock options.  Under APB 25, because the exercise price of the Company's  employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                                                        Thirteen           Thirteen
                                                      Weeks ended        Weeks ended
                                                        June 28,           June 29,
                                                          2003               2002
                                                     ---------------    ---------------

        Net loss                                        ($30,564)           ($5,631)
        Pro forma compensation expense, net of tax          (101)            (1,776)
                                                     ---------------    ---------------
        Pro forma net loss                              ($30,665)           ($7,407)
                                                     ===============    ===============

        Net loss per share-basic                         ($ 2.75)            ($0.69)
        Net loss per share-diluted                       ($ 2.75)            ($0.69)

        Pro forma net loss per share-basic               ($ 2.76)            ($0.90)
        Pro forma net loss per share-diluted             ($ 2.76)            ($0.90)

11.  SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

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

The following is the unaudited  supplemental  combining  condensed  statement of operations  for the thirteen weeks and thirty-nine  weeks ended June 28, 2003, and the thirteen weeks and  thirty-nine  weeks ended June 29, 2002, the supplemental  combining  condensed  balance sheet as of June 28, 2003 and September 28, 2002, and the  supplemental combining  condensed  statement of cash flows for the thirty-nine  weeks ended June 28, 2003, and thirty-nine weeks ended  June 29,  2002.  The only  intercompany  eliminations  are the normal  intercompany  sales,  borrowings  and investments in wholly owned  subsidiaries.  Separate complete  financial  statements of the guarantor  subsidiaries are not presented because management believes that they are not material to investors.

                                                                 Thirteen Weeks Ended June 28, 2003
                                          ---------------------------------------------------------------------------------
                                                                            Non-Guarantor
Statement of Operations                     Parent          Guarantor       Subsidiaries
                                             Only          Subsidiaries                     Eliminations      Consolidated
                                          ------------     -------------    ------------    --------------    -------------

Net sales                                    $ 50,634         $ 35,275        $ 11,679          $  (856)        $ 96,732
Gross profit                                    6,971           (1,159)          3,317             (103)           9,026
Operating loss                                 (2,629)         (11,053)           (277)               -          (13,959)
Interest, income taxes and other, net          12,410            4,003             192                -           16,605
Net loss                                      (15,039)         (15,056)           (469)               -          (30,564)

                                                                   Thirteen Weeks Ended June 29, 2002
                                              -----------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              ---------    -------------    ------------    --------------    -------------

Net sales                                     $ 50,435         $53,929         $12,225            $ (327)        $116,262
Gross profit                                    12,865          14,388           4,154                 -           31,407
Operating income (loss)                          3,774          (8,346)           (628)                -           (5,200)
Interest, income taxes and other, net            1,785            (560)            (70)             (724)             431
Net income (loss)                                1,989          (7,786)           (558)              724           (5,631)

                                                                   Thirty-nine Weeks Ended June 28, 2003
                                              --------------------------------------------------------------------------------
                                                                            Non-Guarantor
Statement of Operations                        Parent       Guarantor       Subsidiaries
                                                Only       Subsidiaries                      Eliminations       Consolidated
                                              ---------    -------------    ------------    ---------------    ---------------

Net sales                                     $ 151,141       $ 122,038        $36,772            ($1,453)         $308,498
Gross profit                                     26,728          14,841         11,531               (251)           52,849
Operating income (loss)                          (8,553)         (9,032)         1,120                  -           (16,465)
Interest, income taxes and other, net            11,126           6,925            428                  -            18,479
Net income (loss)                               (19,679)        (15,957)           692                  -           (34,944)

                                                                   Thirty-nine Weeks Ended June 29, 2002
                                              --------------------------------------------------------------------------------
                                                                               Non-
Statement of Operations                        Parent       Guarantor        Guarantor
                                                Only       Subsidiaries     Subsidiaries     Eliminations       Consolidated
                                              ---------    -------------    ------------    ---------------    ---------------

Net sales                                     $152,158       $  157,957         $37,467             ($699)         $346,883
Gross profit                                    38,692           45,638          12,627                 -            96,957
Operating income                                16,133           (5,060)            852                 -            11,925
Interest, income taxes and other, net            7,331            3,087             319               192            10,929
Net income (loss)                                8,802           (8,147)            533              (192)              996

                                                                            As of June 28, 2003
                                              ---------------------------------------------------------------------------------
Balance Sheet                                   Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries     Eliminations       Consolidated
                                              -----------   -------------    -------------   ---------------     --------------
ASSETS
Cash and cash equivalents                         $ 391          $ 1,130          $ 7,334           $    -           $ 8,855
Accounts receivable, net                         37,741           32,383            8,484                -            78,608
Inventories, net                                 43,150           44,857           10,732                -            98,739
Other current assets                              4,391            7,637            2,880                -            14,908
                                              -----------   -------------    -------------   ---------------     --------------
         Total current assets                    85,673           86,007           29,430                -           201,110

Property and equipment, net                      47,511            6,818            2,711                -            57,040
Investment in subsidiaries and other assets     168,045           34,001          (11,397)        (135,285)           55,364
                                              -----------     -------------    -------------   ---------------   --------------
         Total assets                          $301,229         $126,826          $20,744       ($ 135,285)        $ 313,514
                                              ===========   =============    =============   ===============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities        $34,777           ($ 679)          $4,258          $     -         $  38,356
Current portion of long-term debt and
    capital leases                                  261            1,003               29                -             1,293
                                              -----------   -------------    -------------   ---------------     --------------
       Total current liabilities                 35,038              324            4,287                -            39,649

Long-term debt and noncurrent portion of
    capital leases                              140,929              419               99                -           141,447
Other noncurrent liabilities                      1,295            8,012              107                -             9,414
Shareholders' equity                            123,967          118,072           16,250         (135,285)          123,004
                                              -----------   -------------    -------------   ---------------     --------------
       Total liabilities and shareholders'
    equity                                     $301,229         $126,827          $20,743       ($ 135,285)         $313,514
                                              ===========   =============    =============   ===============     ==============

                                                                          As of September 28, 2002
                                              ---------------------------------------------------------------------------------
Balance Sheet                                  Parent        Guarantor       Non-Guarantor
                                                Only        Subsidiaries     Subsidiaries     Eliminations       Consolidated
                                              -----------   -------------    -------------   ---------------     --------------
ASSETS
Cash and cash equivalents                      $ 24,274           $  167          $ 3,843          $     -          $ 28,284
Marketable securities                            11,100               -                -                 -            11,100
Accounts receivable, net                         44,317           36,045           10,647                -            91,009
Inventories, net                                 34,867           31,050            8,880                -            74,797
Other current assets                             10,494            9,234            3,146                -            22,874
                                              -----------   -------------    -------------   ---------------     --------------
       Total current assets                     125,052           76,496           26,516                -           228,064

Property and equipment, net                      37,152            8,759            2,562                -            48,473
Investment in subsidiaries and other assets     135,189           68,557           (6,638)        (137,437)           59,671
                                              -----------   -------------    -------------   ---------------     --------------
       Total assets                            $297,393         $153,812          $22,440       ($ 137,437)         $336,208
                                              ===========   =============    =============   ===============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities        $43,265          $12,394          $ 5,161           $(221)         $  60,599
Current portion of long-term debt and
   capital leases                                   274              948               29                -             1,251
                                              -----------   -------------    -------------   ---------------     --------------
       Total current liabilities                 43,539           13,342            5,190             (221)           61,850
Long-term debt and noncurrent portion of
   capital leases                               107,643            1,178              101                -           108,922
Other noncurrent liabilities                      1,170            7,864               30                -             9,064
Shareholders' equity                            145,041          131,428           17,119         (137,216)          156,372
                                              -----------   -------------    -------------   ---------------     --------------
       Total liabilities and shareholders'
    equity                                     $297,393         $153,812          $22,440       ($ 137,437)         $336,208
                                              ===========   =============    =============   ===============     ==============

                                                                  Thirty-nine Weeks Ended June 28, 2003
                                              ------------------------------------------------------------------------------
                                                                                 Non-
Statement of Cash Flows                         Parent       Guarantor        Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations       Consolidated
                                              -----------   -------------    -------------   --------------    ---------------

Net cash provided by (used in) operating
actvities                                      ($ 54,033)       $ 1,368          $  2,394         $    -         ($  50,271)
Net cash used in investing activities             (2,829)          (568)            (233)              -             (3,630)
Net cash provided by (used in) financing
activities                                        32,885           (758)              (5)              -             32,122
Other                                                 94            921             1,335              -              2,350
Net increase (decrease) in cash                  (23,883)           963             3,491              -            (19,429)
Cash and cash equivalents, beginning of
period                                            24,274            167             3,843              -             28,284
Cash and cash equivalents, end of period             391          1,130             7,334              -              8,855

                                                                   Thirty-nine Weeks Ended June 29, 2002
                                              --------------------------------------------------------------------------------
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

12. CONTINGENCIES

In connection  with the  transition  of the  Company's  Victorinox(R)apparel  division to Swiss Army Brands,  Inc.,
("Swiss Army"),  Swiss Army is currently  disputing certain aspects of the transition  agreement and have failed to
pay  approximately  $4.8  million  due under the  transition  agreement.   On June 3,  2003,  the  Company  filed a
declaratory  judgment action against Swiss Army,  seeking judicial  interpretation  of the agreement.   The Company
and Swiss Army have recently  agreed to mediation in an attempt to quickly resolve the issue.   However,  there can
be no assurance that the $4.8 million will be collected in the fourth quarter or in its entirety.

Other than the above matter,  the Company is not involved in any legal  proceedings,  other than various claims and lawsuits  arising in the normal course of the Company's  business,  that the Company  believes could  reasonably be expected to have a material adverse effect on the Company's business, financial position or results of operations.

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

Valuation  Allowances  for Deferred Tax Assets - Valuation  allowances  are recorded to reduce  deferred tax assets if,  based on the weight of the  evidence,  it is more likely than not that some or all of the  deferred tax assets will not be realized.  The evidence  considered  in making that  determination  includes,  offsetting  deferred tax liabilities,  future taxable income, as well as prudent tax planning  strategies.  We have recorded deferred income tax assets related to state net operating loss carry forwards,  foreign net operating loss carry forwards,  foreign tax credit  carry  forwards  and certain  other  accruals.  We have  recorded  valuation  allowances  to reduce the deferred tax assets  relating to these  operating  loss carry  forwards and accruals  based on an evaluation of the benefits  expected to be realized.  If we  determine  that we would be able to realize more of our net deferred tax assets  than we  currently  expect,  we would  reduce  the  valuation  allowance,  which  would  have the effect of increasing  income in the period that we make the  determination.  Conversely,  if we determine that we will not be able to  realize  all or part of our net  deferred  tax  assets  in the  future,  we will  increase  the  valuation allowance, which would have the effect of reducing income in the period that we make the determination.

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

Results of Operations

On April 18, 2002 we  announced a plan to  consolidate  the  administrative,  cutting and related  functions of the
Savane  division  in El Paso,  Texas  into the Tampa,  Florida  facility.  We have  completed  all  aspects of this consolidation  in the fiscal quarter ending March 29, 2003. As part of the  consolidation,  we vacated our El Paso,
Texas  administration  building and cutting facility.  We experienced  delays and difficulties in consolidating our
El Paso,  Texas cutting  functions into our Tampa,  Florida  facilities  that have resulted in delays in delivering products to our  customers  and lost sales in our first  quarter and second  quarters of fiscal 2003.  In addition, during the first six months of fiscal 2003, we recorded sales allowances of  approximately  $5.6 million related to delivery issues associated with the consolidation project.

In May 2003,  we  transitioned  our  Victorinox(R)apparel  division to Swiss Army. On June 2, 2003 we sold the Duck
Head(R)trademarks  to Goody's  Family  Clothing,  Inc.  ("Goody's")  for $4.0  million in cash.  Under the purchase agreement,  the Company will continue to sell  existing Duck Head(R)inventory for a period of time and that Goody's will  purchase  certain  remaining  inventory  from the  Company no later than  October 1, 2003.  Goody's  has also assumed all licenses  associated  with the Duck Head(R)trademarks.  On January 20, 2003, we announced our intention to exit our Duck Head(R)retail outlet business as leases expire.  With the sale of the Duck Head(R) trademarks, the timing of this exit will be accelerated  and  substantial  portion of the $4.0 million in proceeds will be used for the  accelerated  closure.  All retail outlet stores are expected to be closed no later than September  2003.  Duck
Head(R), Duck Head(R) retail outlets and Victorinox(R) represent less than 5% of our total Fiscal 2003 year to date net sales.  We believe that exiting  these  businesses will  free  up valuable resources that can be devoted to our core business.

We have  continued the  realignment  of our business by disposing of the  unprofitable  businesses  noted above and reducing  operating  expenses.  We have also  completed the  transition  of our Mexico  production to the Dominican
Republic.

The  following  table  sets  forth,  for the  periods  indicated,  selected  items  in the  Company's  consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen           Thirteen          Thirty-nine        Thirty-nine
                                            Weeks ended       Weeks ended         Weeks ended        Weeks ended
                                             June 28,           June 29,           June 28,           June 29,
                                               2003               2002               2003               2002
                                           --------------    ---------------    ----------------    --------------

Net sales                                       100.0%            100.0%             100.0%              100.0%
Cost of goods sold                               90.7              73.0               82.9                72.0
                                           --------------    ---------------    ----------------    --------------
Gross profit                                      9.3              27.0               17.1                28.0
Selling, general and administrative              21.3              20.9               20.4                21.0
expenses
Other charges                                     2.4              10.6                2.0                 3.6
                                           --------------    ---------------    ----------------    --------------
Operating income (loss)                         (14.4)             (4.5)              (5.3)                3.4
Interest expense, net                             3.2               2.9                2.8                 3.0
Other, net                                        0.2              (0.1)              (0.2)               (0.2)
                                           --------------    ---------------    ----------------    --------------
Income (loss) before income taxes               (17.8)             (7.3)              (7.9)                0.6
Provision (benefit) for income taxes            (13.8)             (2.5)              (3.4)                0.3
                                           --------------    ---------------    ----------------    --------------
Net income (loss)                               (31.6)%            (4.8)%            (11.3)%               0.3%
                                           ==============    ===============    ================    ==============

Thirteen weeks ended June 28, 2003 compared to the thirteen weeks ended June 29, 2002

         Net  Sales.  Net sales  decreased  to $96.7  million  for the third  quarter  of fiscal  2003 from  $116.3 million in the  comparable  prior year  quarter.  The decrease was primarily due to a decrease in units shipped and a decrease in average  price per unit as a result of the poor retail  environment.  Net sales were also impacted by higher than normal levels of returns and allowances.

         Gross  Profit.  Gross profit  decreased to $9.0  million,  or 9.3% of net sales,  for the third quarter of fiscal 2003, from $31.4 million,  or 27.0% of net sales,  for the comparable  prior year quarter.  The reduction in the gross  margin was due to a  combination  of factors  including  lower  average  selling  prices and higher than normal levels of excess  inventory sold at discounted  prices.  Additionally,  the market for excess  inventory has become much more  competitive  as many other  suppliers  are  actively  disposing  of excess  inventory.  The lower market prices caused us to record higher reserves for remaining excess  inventory.  Lastly,  sales of higher margin branded products were a lower portion of this year's sales.

         Selling,  General and Administrative  Expenses.  Selling, general and administrative expenses decreased to
$20.6 million,  or 21.3% of net sales,  for the third quarter of fiscal 2003, from $24.3  million,  or 20.9% of net sales,  for the comparable  prior year quarter.  The decrease in operating expenses was primarily due to successful cost cutting measures, including reduced compensation, advertising and other discretionary spending reductions.

         Other  Charges.  Other charges of $2.4 million was comprised of a $2.8 million  estimated loss on the sale of one of our corporate aircraft, $2.2 million related to reserves for contract  disputes/litigations, $0.8 million related to partial  termination  costs for our Duck Head(R)retail  outlet  business and $0.2 million for investment banking advisory fees, offset in part by a $3.7 million gain on the sale of the Duck Head(R)trademarks.

         Interest  Expense.  Interest expense  decreased to $3.0 million for the third quarter of fiscal 2003, from
$3.5 million for the  comparable  prior year quarter.  The decrease was primarily due to lower average  outstanding borrowings.

         Income Taxes.  We currently  have $19.5 million of net deferred tax assets  comprised of temporary  timing differences of future  deductible  expenses and net operating  losses  available to offset future taxable income in the United  States.  After  review of the  provisions  of  Statement  of  Financial  Accounting  Standards  No. 109
("Accounting for Income Taxes"),  we have provided a full valuation  allowance against these assets. That valuation allowance of $19.5  million is included in our third  quarter  income tax  provision as a non-cash  increase to tax expense.  The use of these  deferred  tax  assets to offset  taxable  profits  in future  years  would  result in a reduction in our effective tax rate in those future years.

Thirty-nine weeks ended June 28, 2003 compared to the thirty-nine weeks ended June 29, 2002

         Net Sales.  Net sales  decreased  to $308.5  million  for the  thirty-nine  weeks ended June 28, 2003 from
$346.9  million in the comparable  prior year period.  This decrease was primarily due to a decrease in the average selling prices,  and higher than normal levels of returns and allowances  including  approximately  $5.6 million of customer allowances due to production delay issues related to Project Synergy.

         Gross Profit.  Gross profit decreased to $52.8 million,  or 17.1% of net sales, for the thirty-nine  weeks ended June 28,  2003,  from $97.0  million,  or 28.0% of net  sales,  for the  comparable  prior year  period.  The reduction in the gross margin  percentage  was due to a combination  of factors  including  lower  average  selling prices and higher than normal  amounts of excess  inventory  sold at discounted  prices.  Additionally,  the market for excess  inventory has become much more  competitive  as many other  suppliers are actively  disposing of excess inventory.  The lower market prices caused us to record higher  reserves for remaining  excess  inventory.  Lastly, sales of higher margin branded products were a lower portion of this year's sales.

         Selling,  General and Administrative  Expenses.  Selling, general and administrative expenses decreased to
$63.2 million,  or 20.4% of net sales, for the thirty-nine  weeks ended June 28, 2003, from $72.7 million, or 21.0%
of net sales,  for the  comparable  prior year  period.  The decrease in operating  expenses  was  primarily due to successful cost cutting  measures,  including reduced  compensation,  advertising and other  discretionary spending reductions.

         Other  Charges.  Other  charges  of $6.1  million  was comprised  of a $5.3  million  charge  related to a separation  agreement with our former chief  executive  officer, $2.8 million  estimated loss on the sale of one of our corporate  aircraft,  $2.2 million related to reserves for contract disputes/litigations,  $0.8 million related to partial  termination  costs for our Duck Head(R)retail  outlet business and $0.2 million for investment  banking advisory fees,  offset in part by a $3.7 million gain on the sale of the Duck Head(R) trademarks and a $1.5 million reduction to previously  recorded  estimates  for severance,  relocation,  and lease  termination  costs related to
Project Synergy.

         Interest  Expense.  Interest  expense  decreased to $8.7 million for the thirty-nine  weeks ended June 28,
2003,  from $10.7  million for the  comparable  prior year period.  The decrease was primarily due to lower average outstanding borrowings.

         Income Taxes.  We currently  have $19.5 million of net deferred tax assets  comprised of temporary  timing differences of future  deductible  expenses and net operating  losses  available to offset future taxable income in the United  States.  After  review of the  provisions  of  Statement  of  Financial  Accounting  Standards  No. 109
("Accounting for Income Taxes"),  we have provided a full valuation  allowance against these assets. That valuation allowance of $19.5  million is included in our third  quarter  income tax  provision as a non-cash  increase to tax expense.  The use of these  deferred  tax  assets to offset  taxable  profits  in future  years  would  result in a reduction in our effective tax rate in these years.

Liquidity and Capital Resources

On June 6, 2003, we renewed our revolving  credit line (the "Facility").  The Facility  provides for  borrowings of up to $95.0 million,  subject to certain  borrowing base  limitations.  Borrowings under the Facility bear variable rates  of  interest  based  on  LIBOR  plus an  applicable  margin  (3.7%  at June 28,  2003)  and are  secured  by substantially  all of the  Company's  domestic  assets.  The Facility matures in June 2006.  Under the terms of the
Facility,  the Company is only subject to financial covenants when availability is below $20.0 million.  As of June
28, 2003, $42.1 million was available for borrowings under the Facility.

As of June 28, 2003, the Company  violated  certain of the financial covenants  associated with a real estate loan, held by Bank of America,  and was in technical default under terms of the real estate loan and in technical default under the terms of the  Facility,  due to the cross default  provision.  Fleet  Capital  has agreed to assume  this real estate loan and eliminate all financial covenants.  Additionally,  all other lenders in the Facility agreed to waive the cross default provision  that was triggered by the default on the real estate loan.  The Company is party to an interest  rate swap agreement  which had the effect of fixing the  interest  rate on $7.0 million of the real estate loan.  The Company will terminate the interest rate swap agreement  concurrent  with Fleet Capital  assuming the loan and record a charge in the fourth quarter of  approximately  $1.2 million to terminate  the interest  rate swap.

Capital  expenditures  totaled  $15.0 million for the  thirty-nine  weeks  ended June 28, 2003 and are  expected to approximate $16.0 to $17.0 million for the entire fiscal year. The  expenditures  expected for the remainder of the fiscal year primarily  relate to the  upgrade or  replacement  of various  other  equipment  and  computer  systems including hardware and software.

During  the thirty-nine  weeks  ended June 28,  2003,  we used $50.3  million of cash in our  operations.  This was primarily the result of a net loss of $34.9  million  (which  included  non-cash  expenses  of $14.9  million),  an increase in inventories  of $23.9  million,  a decrease  in accounts  receivable  of $12.4  million,  a decrease in prepaid expenses and other current assets of $2.7 million,  and a decrease in accounts payable and accrued expenses of $21.5 million.

In  connection  with the  disposal  of our two  corporate  aircraft,  we expect to use  approximately  $5.0 to $5.5 million of cash to  terminate  the  underlying  leases.  We expect  this to occur  during our  fourth  quarter.  In connection with the final closure of our Duck Head(R)retail outlet stores,  we expect to use approximately  $1.5 to
$2.0 million of cash  associated  with lease  terminations  and severance.  We expect this to also occur during our fourth quarter.

In connection with the transition of our Victorinox(R)apparel division to Swiss Army Brands,  Inc., ("Swiss Army"),
Swiss  Army is  currently  disputing  certain  aspects  of the  transition  agreement  and  have  failed  to pay us approximately  $4.8  million due to us under the  transition  agreement.  On June 3, 2003,  we filed a  declaratory judgment  action against Swiss Army,  seeking  judicial  interpretation  of the  agreement.  We and Swiss Army have recently  agreed to mediation in an attempt to quickly resolve the issue.  However,  there can be no assurance that the $4.8 million will be collected in the fourth quarter or in its entirety.

Our estimate of capital  needs is subject to a number of risks and  uncertainties  that could result in  additional capital needs that have not been  anticipated.  An important  source of capital is our ability to begin to generate positive  cash flow from  operations.  This is  dependent  upon our  ability  to  increase  revenues,  to  generate adequate gross profit from those sales,  to reduce excess  inventories  and to control costs and expenses.  Another important  source of capital is our ability to borrow under the  Facility.  We have violated  certain  covenants in our  borrowing  agreements,  and to this point,  we have been able to obtain  waivers from our lenders  allowing us continued  access to this source of capital.  However,  there can be no  assurances  that we will be able to obtain waivers from our lenders should a violation  occur in the future.  Although there can be no assurances,  we believe that our existing  working capital and borrowings  available  under our Facility  provide  sufficient  resources to support current business activities.

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

Factors Affecting the Company's Business and Prospects

This  report  contains  forward-looking  statements  subject to the safe harbor  created by the Private  Securities
Litigation Reform Act of 1995.  Management  cautions that these statements  represent  projections and estimates of future  performance and involve certain risks and  uncertainties.  Our actual results could differ  materially from those  anticipated  in  these  forward-looking  statements  as a  result  of  certain  factors  including,  without limitation:  negative  effects  resulting from increased  inventory  levels;  difficulties  in achieving  continued
operating  efficiencies;  disruptions  in the  business  associated  with  the  consolidation  of the  cutting  and administrative  functions  of the Savane  division  from El Paso,  Texas to Tampa,  Florida;  loss or  reduction of customer programs or customers  generally;  loss of programs or customers as a result of product delivery problems;
failure to achieve the planned cost savings  associated with the consolidation and  reorganization;  failure of our customers  to accept our  post-consolidation  integrated  production  and selling of products;  disruptions  in the business  associated  with  changes  in  management;  potential  negative  effects  from  the  termination  of  the
Victorinox(R)license agreement and the transition of this business to Swiss Army Brands,  Inc.;  potential negative effects on existing  customer  relationships of selling the Duck Head(R)trademarks;  the potential negative effects resulting from our decision to more quickly exit out of our Duck Head(R)retail outlet business;  potential negative effects of loan agreement  covenant  violations,  should any occur;  potential  negative effects of transitioning a majority of our production from Mexico to the Dominican  Republic;  restrictions  and  limitations  placed on us by our debt instruments;  general economic  conditions,  including but not necessarily  limited to, recession or other cyclical  effects  impacting our customers in the United  States or abroad,  changes in interest  rates or currency exchange  rates;  potential  changes  in demand  in the  retail  market;  reduction  in the  level of the  consumer spending; customer or consumer  rejection  or non  acceptance  of major  product  initiatives such as our Savane(R)
Motion  Moves With You(TM)pant;  the availability and price of raw  materials  and global  manufacturing  costs and restrictions;  increases  in  costs;  the  continued  acceptance  of our  existing  and new  products  by our major customers;  the  financial  strength of our major  customers;  our  inability  to continue to use certain  licensed trademarks and tradenames, including Bill Blass(R)and Van Heusen(R);  business  disruptions  and costs arising from acts of terrorism or other military  activities  around the globe;  and other risk factors listed from time to time in our SEC  reports,  filings  and  announcements,  including  our Annual  Report on Form 10-K.  In  addition,  the estimated  financial  results for any period do not  necessarily  indicate the results that may be expected for any future period, and we undertake no obligation to update them.

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

         (b)    Reports on Form 8-K

                On June 2, 2003,  Tropical  Sportswear  Int'l  Corporation  issued a press  release to announce the sale of the Duck Head(R)trademarks  to Goody's  Family  Clothing,  Inc.  and that the  Company  had retained  Merrill Lynch & Co. to assist in the evaluation of strategic  alternatives for maximizing shareholder value.

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

August 4, 2003

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
   10.1           Amended and  Restated  Loan and  Security  Agreement with Fleet Capital Corporation dated June 6,
                  2003 (filed herewith).
   10.2           Asset  Purchase  Agreement  by and among Goody's  Family  Clothing,  Inc.,  TSI Brands, Inc., and
                  Tropical Sportswear Int'l Corporation dated May 30,2003 (filed herewith).
   31.1           Certification  of Chief Executive  Officer  pursuant to Securities  Exchange Act Rules 13a-14 and
                  15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
   31.2           Certification  of Chief Financial  Officer  pursuant to Securities  Exchange Act Rules 13a-14 and
                  15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
   32.1           Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.  Section  1350,  as  adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
   32.2           Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.  Section  1350,  as  adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

*  Incorporated by reference.