Form 10-Q/A
period 2003-06-28
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2004-01-13
CIK 1044324

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

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________________  to   _______________________________

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

                                           TROPICAL SPORTSWEAR INT'L CORPORATION

                                                         FORM 10-Q
                                                     TABLE OF CONTENTS

PART I     Financial Information                                                           Page No.
                                                                                           --------

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            13

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       18

Item 4     Controls and Procedures                                                          19

PART II    Other Information

Item 1     Legal Proceedings                                                                19

Item 2     Changes in Securities                                                            19

Item 3     Defaults upon Senior Securities                                                  19

Item 4     Submission of Matters to a Vote of Security Holders                              19

Item 5     Other Information                                                                19

Item 6     Exhibits and Reports on Form 8-K                                                 19

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
                                        ================== ==================   ================== ==================

                                                  See accompanying notes.

                                           TROPICAL SPORTSWEAR INT'L CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)

                                                                                June 28,          September 28,
                                                                                  2003                2002
                                                                            -----------------   ------------------
                    ASSETS                                                    (unaudited)           (audited)

          Current Assets:
             Cash and cash equivalents                                          $   8,855            $  28,284
             Marketable securities                                                      -               11,100
             Accounts receivable, net                                              78,608               91,009
             Inventories, net                                                      98,739               74,797
             Prepaid expenses and other current assets                             14,908               22,874
                                                                            -----------------   ------------------
                         Total current assets                                     201,110              228,064

          Property and equipment, net                                              57,040               48,473
          Intangible assets, including trademarks and goodwill, net                47,182               47,326
          Other assets                                                              8,182               12,345
                                                                            -----------------   ------------------
                         Total assets                                           $ 313,514            $ 336,208
                                                                            =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                              $  38,356            $  60,599
             Revolving credit line                                                 33,476                    -
             Current portion of long-term debt and capital leases                   1,293                1,251
                                                                            -----------------   ------------------
                         Total current liabilities                                 73,125               61,850

          Long-term debt and capital leases                                       107,971              108,922
          Other non-current liabilities                                             9,414                9,064
                                                                            -----------------   ------------------
                   Total liabilities                                              190,510              179,836

          Shareholders' Equity:
             Preferred stock                                                            -                    -
             Common stock                                                             114                  110
             Additional paid in capital                                            88,947               88,549
             Accumulated other comprehensive loss                                  (3,948)              (5,122)
             Retained earnings                                                     37,891               72,835
                                                                            -----------------   ------------------
                         Total shareholders' equity                               123,004              156,372
                                                                            -----------------   ------------------

                         Total liabilities and shareholders' equity             $ 313,514            $ 336,208
                                                                            =================   ==================

                                                  See accompanying notes.

                                           TROPICAL SPORTSWEAR INT'L CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                      (In thousands)

                                                                           Thirty-nine                Thirty-nine
                                                                           Weeks Ended                Weeks Ended
                                                                            June 28,                    June 29,
                                                                              2003                        2002
                                                                   ----------------------------    -------------------
OPERATING ACTIVITIES
Net income (loss)                                                        $    (34,944)                   $     996
Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
    Depreciation and amortization                                               5,001                        5,597
    Deferred income taxes and other                                             9,945                          778
Changes in operating assets and liabilities:
    Accounts receivable                                                        12,402                         (404)
    Inventories                                                               (23,942)                     (10,163)
      Prepaid expenses and other current assets                                 2,696                       11,834
      Accounts payable and accrued expenses                                   (21,429)                       8,790
                                                                       -------------------------    -------------------
    Net cash (used in) provided by operating activities                       (50,271)                      17,428
                                                                       -------------------------    -------------------

INVESTING ACTIVITIES
Capital expenditures                                                          (14,986)                      (5,545)
Sale of marketable securities                                                  11,100                           86
Other, net                                                                        256                            -
                                                                       -------------------------    -------------------
    Net cash used in investing activities                                      (3,630)                      (5,459)
                                                                       -------------------------    -------------------

Financing activities:
Net change in revolving credit line, long-term debt and capital leases         32,117                      (40,833)
Proceeds from sale of common stock                                                  -                       63,870
Proceeds from exercise of stock options                                             5                        2,588
                                                                       =========================    ===================
      Net cash provided by financing activities                                32,122                       25,625
                                                                       -------------------------    -------------------

Change in currency translation and other                                        2,350                        1,172
Net (decrease) increase in cash and cash equivalents                          (19,429)                      38,766
Cash and cash equivalents at beginning of period                               28,284                        1,714
                                                                       -------------------------    -------------------
Cash and cash equivalents at end of period                                     $8,855                      $40,480
                                                                       =========================    ===================

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

The Company has reconsidered  the  classification  of the revolving credit line in accordance with Emerging Issues Task Force
95-22,  "Balance  Sheet  Classification  of  Borrowings  Outstanding  under  Revoliving Credit Agreements That Include Both a
Subjective Acceleration Clause and a Lock-Box Arrangement."   Accordingly, the Company has restated the classification of the revoliving credit line from long-term to current as of June 28, 2003.

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
                                                          =============    ==================

3.  DEBT AND CAPITAL LEASES

Revolving credit line, debt and capital leases consist of the following:

                                                           June 28,           September 28,
                                                             2003                  2002
                                                       ----------------    -------------------
        Revolving credit line                                $ 33,476            $     -
        Real estate loan                                        7,000              7,000
        Senior subordinated notes                             100,000            100,000
        Other                                                   2,264              3,173
                                                        ---------------    -------------------
                                                              142,740            110,173
        Less current maturities                               (34,769)            (1,251)
                                                        ---------------    -------------------
        Long-term debt and capital leases                    $107,971           $108,922
                                                        ===============    ===================

On June 6, 2003 the Company renewed its revolving  credit line (the  "Facility").  The Facility  provides for borrowings of up to $95.0 million,  subject to certain borrowing base  limitations.  Borrowings under the Facility bear variable rates of interest  based on LIBOR plus an  applicable  margin  (3.7% at June 28, 2003) and are secured by  substantially  all of the
Company's  domestic  assets.  The  Facility  matures in June 2006.  Under the terms of the  Facility,  the  Company is only subject to  financial  covenants  when  availability  is below  $20.0  million.  As of June 28,  2003,  $42.1  million  was available  for  borrowings  under  the  Facility.  The  Facility  contains  both a  subjective  acceleration  clause  and a requirement to maintain a lock-box  arrangement,  whereby  remittances from customers reduce  borrowings  outstanding under the  Facility.  In  accordance  with  Emerging  Issues  Task Force  95-22,  "Balance  Sheet  Classification  of  Borrowings
Outstanding  under  Revolving  Credit  Agreements  That  Include  Both a  Subjective  Acceleration  Clause  and a  Lock-Box
Arrangement",  outstanding  borrowings  under the Facility of $33.5  million have been  classified as short-term as of June
28, 2003.

As of June 28, 2003, the Company violated  certain of the financial covenants  associated  with a real estate loan, held by
Bank of America, and was in technical default under terms of the real estate loan and in technical  default under the terms of the  Facility,  due to the cross default  provision.  Fleet  Capital  has  agreed to assume  this real  estate  loan and eliminate  all  financial covenants.  Additionally,  all other lenders in the  Facility  agreed to waive the cross  default provision  that was  triggered  by the  default on the real estate  loan.  The  Company is party to an  interest  rate swap agreement which had the effect of fixing the  interest rate on $7.0  million of the real  estate  loan.  The  Company  will terminate the interest rate swap agreement concurrent with Fleet Capital assuming the loan.

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

6.  RESTRUCTURING OF SAVANE INTERNATIONAL CORP.

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

7.  RECENT ACCOUNTING PRONOUNCEMENTS

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

8.  STOCK OPTION PLAN PRO FORMA INFORMATION

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

                                                           Thirteen                  Thirteen
                                                         Weeks ended               Weeks ended
                                                           June 28,                  June 29,
                                                             2003                      2002
                                                     ---------------------     ---------------------

Net loss                                                      ($30,564)                  ($5,631)
Pro forma compensation expense, net of tax                        (101)                   (1,776)
                                                     ---------------------     ---------------------
Pro forma net loss                                            ($30,665)                  ($7,407)
                                                     =====================     =====================

Net loss per share-basic                                       ($ 2.75)                   ($0.69)
Net loss per share-diluted                                     ($ 2.75)                   ($0.69)

Pro forma net loss per share-basic                             ($ 2.76)                   ($0.90)
Pro forma net loss per share-diluted                           ($ 2.76)                   ($0.90)

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

                                                                 Thirteen Weeks Ended June 28, 2003
                                          ----------------------------------------------------------------------------------
                                                                       Non-Guarantor
Statement of Operations                  Parent         Guarantor       Subsidiaries
                                          Only        Subsidiaries                        Eliminations       Consolidated
                                       -----------    --------------   ---------------    --------------    ----------------

Net sales                                $ 50,634       $35,275              $ 11,679        $   (856)           $ 96,732
Gross profit                                6,971        (1,159)                3,317            (103)              9,026
Operating loss                             (2,629)      (11,053)                 (277)              -             (13,959)
Interest, income taxes and other, net      12,410         4,003                   192               -              16,605
Net loss                                  (15,039)      (15,056)                 (469)              -             (30,564)

                                                                    Thirteen Weeks Ended June 29, 2002
                                              -------------------------------------------------------------------------------
Statement of Operations                    Parent         Guarantor       Non-Guarantor
                                            Only        Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                         -----------    --------------    --------------    --------------    ---------------

Net sales                                  $ 50,435          $53,929           $12,225           $  (327)         $116,262
Gross profit                                 12,865           14,388             4,154                 -            31,407
Operating income (loss)                       3,774           (8,346)             (628)                -            (5,200)
Interest, income taxes and other, net         1,785             (560)              (70)             (724)              431
Net income (loss)                             1,989           (7,786)             (558)              724            (5,631)

                                                                Thirty-nine Weeks Ended June 28, 2003
                                         ------------------------------------------------------------------------------------
Statement of Operations                    Parent         Guarantor       Non-Guarantor
                                            Only        Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                         -----------    --------------    -------------    ---------------    ---------------

Net sales                                 $ 151,141         $ 122,038          $36,772         ($ 1,453)          $308,498
Gross profit                                 26,728            14,841           11,531             (251)            52,849
Operating income (loss)                     (8,553)           (9,032)            1,120                -            (16,465)
Interest, income taxes and other, net       11,126              6,925              428                -             18,479
Net income (loss)                          (19,679)           (15,957)             692                -            (34,944)

                                                                Thirty-nine Weeks Ended June 29, 2002
                                         ------------------------------------------------------------------------------------
Statement of Operations                  Parent         Guarantor         Non-Guarantor
                                         Only           Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                         -----------    --------------    -------------    ---------------    ---------------

Net sales                                  $152,158        $ 157,957          $37,467           ($ 699)           $346,883
Gross profit                                 38,692           45,638           12,627                 -              96,957
Operating income                             16,133           (5,060)             852                 -              11,925
Interest, income taxes and other, net         7,331            3,087              319               192              10,929
Net income (loss)                             8,802           (8,147)             533              (192)                996

                                                                           As of June 28, 2003
                                              -------------------------------------------------------------------------------
Balance Sheet                                    Parent         Guarantor      Non-Guarantor
                                                  Only         Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                              -------------    ------------    ------------    -------------    -------------
ASSETS
Cash and cash equivalents                           $ 391          $ 1,130         $ 7,334          $    -           $ 8,855
Accounts receivable, net                           37,741           32,383           8,484               -            78,608
Inventories, net                                   43,150           44,857          10,732               -            98,739
Other current assets                                4,391            7,637           2,880               -            14,908
                                              -------------    ------------    ------------    -------------    -------------
         Total current assets                      85,673           86,007          29,430               -           201,110

Property and equipment, net                        47,511            6,818           2,711               -            57,040
Investment in subsidiaries and other assets       168,045           34,001         (11,397)       (135,285)           55,364
                                              -------------    ------------    ------------    -------------    -------------
         Total assets                            $301,229         $126,826         $20,744      ($ 135,285)         $313,514
                                              =============    ============    ============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities        $  34,777           ($ 679)         $4,258        $      -          $ 38,356
Current portion of revolving credit line,
    long-term debt and capital leases              33,737            1,003              29               -            34,769
                                              -------------    ------------    ------------    -------------    -------------
       Total current liabilities                   68,514              324           4,287               -            73,125
Long-term debt and noncurrent portion of
    capital leases                                107,453              419              99               -           107,971
Other noncurrent liabilities                        1,295            8,012             107               -             9,414
Shareholders' equity                              123,967          118,072          16,250        (135,285)          123,004
                                              -------------    ------------    ------------    -------------    -------------
       Total liabilities and shareholders'
    equity                                      $ 301,229         $126,827         $20,743       ($135,285)         $313,514
                                              =============    ============    ============    =============    =============

                                                                         As of September 28, 2002
                                              -------------------------------------------------------------------------------
Balance Sheet                                   Parent          Guarantor      Non-Guarantor
                                                 Only          Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                              -------------    ------------    ------------    -------------    -------------
ASSETS
Cash and cash equivalents                      $   24,274           $  167         $ 3,843         $     -          $ 28,284
Marketable securities                              11,100               -               -                -            11,100
Accounts receivable, net                           44,317           36,045          10,647               -            91,009
Inventories, net                                   34,867           31,050           8,880               -            74,797
Other current assets                               10,494            9,234           3,146               -            22,874
                                              -------------    ------------    ------------    -------------    -------------
       Total current assets                       125,052           76,496          26,516               -           228,064

Property and equipment, net                        37,152            8,759           2,562               -            48,473
Investment in subsidiaries and other assets       135,189           68,557         (6,638)        (137,437)           59,671
                                              -------------    ------------    ------------    -------------    -------------
       Total assets                              $297,393         $153,812         $22,440      ($ 137,437)         $336,208
                                              =============    ============    ============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities          $43,265          $12,394         $ 5,161         $ (221)         $  60,599
Current portion of long-term debt and
   capital leases                                     274              948              29              -              1,251
                                              -------------    ------------    ------------    -------------    -------------
       Total current liabilities                   43,539           13,342           5,190           (221)            61,850
Long-term debt and noncurrent portion of
   capital  leases                                107,643            1,178             101              -            108,922
Other noncurrent liabilities                        1,170            7,864              30              -              9,064
Shareholders' equity                              145,041          131,428          17,119       (137,216)           156,372
                                              -------------    ------------    ------------    -------------    -------------
       Total liabilities and shareholders'
    equity                                       $297,393         $153,812         $22,440     ($ 137,437)          $336,208
                                              =============    ============    ============    =============    =============

                                                                    Thirty-nine Weeks Ended June 28, 2003
                                                ------------------------------------------------------------------------------
Statement of Cash Flows                           Parent        Guarantor      Non-Guarantor
                                                   Only        Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                -----------    ------------    -------------    ------------    -------------

Net cash provided by (used in) operating
  activities                                    ($54,033)        $ 1,368          $ 2,394          $    -         ($50,271)
Net cash used in investing activities             (2,829)           (568)            (233)              -           (3,630)
Net cash provided by (used in) financing
  activities                                      32,885            (758)              (5)              -           32,122
Other                                                 94             921            1,335               -            2,350
Net increase (decrease) in cash                  (23,883)            963            3,491               -          (19,429)
Cash and cash equivalents, beginning of period    24,274             167            3,843               -           28,284
Cash and cash equivalents, end of period             391           1,130            7,334               -            8,855

                                                                    Thirty-nine Weeks Ended June 29, 2002
                                                -----------------------------------------------------------------------------
Statement of Cash Flows                           Parent        Guarantor     N9n-Guarantor
                                                   Only        Subsidiaries   Subsidiaries    Eliminations      Consolidated
                                                -----------    -----------    -------------   -------------    --------------

Net cash provided by operating activities        $ 14,221         $  2,026        $ 1,181         $    -         $  17,428
Net cash used in investing activities              (4,287)            (957)          (215)             -            (5,459)
Net cash provided by (used in) financing
activities                                         27,373           (2,601)           853              -            25,625
Other                                                (394)           1,566              -              -             1,172
Net increase in cash                               36,913               34          1,819              -            38,766
Cash and cash equivalents, beginning of period        190              249          1,275              -             1,714
Cash and cash equivalents, end of period           37,103              283          3,094              -            40,480

10. CONTINGENCIES

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

In May 2003, we  transitioned our  Victorinox(R)apparel  division to Swiss  Army.  On June 2, 2003 we sold the Duck Head(R)
trademarks to Goody's  Family  Clothing,  Inc.  ("Goody's")  for $4.0 million in cash.  Under the purchase  agreement,  the
Company will  continue to sell existing  Duck Head(R)inventory for a period of time and that Goody's will purchase  certain remaining  inventory  from the Company no later than  October 1, 2003.  Goody's has also  assumed all  licenses  associated with the Duck Head(R)trademarks.  On January 20, 2003,  we  announced  our intention to exit our Duck Head(R)retail  outlet business as leases expire.  With the sale of the Duck Head(R)trademarks,  the timing of this exit will be  accelerated  and substantial portion of the $4.0 million in proceeds will be used for the accelerated closure.  All retail outlet stores are expected to be closed no later than September 2003.  Duck Head(R),  Duck Head(R) retail outlets and  Victorinox(R)represent less than 5% of our total  Fiscal  2003 year to date net sales.  We believe  that  exiting  these  businesses  will free up valuable resources that can be devoted to our core business.

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

         Other  Charges.  Other charges of $6.1 million was  comprised  of a $5.3  million  charge  related to a separation agreement with our former  chief  executive  officer,  $2.8  million  estimated  loss on the  sale of one of our  corporate aircraft, $2.2 million related to reserves for contract disputes/litigations,  $0.8 million related to partial  termination costs for our Duck Head(R)retail outlet business and $0.2 million for investment banking advisory fees, offset in part by a
$3.7 million gain on the sale of the Duck Head(R)trademarks and a $1.5 million  reduction to previously recorded  estimates for severance, relocation, and lease termination costs related to Project Synergy.

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

Liquidity and Capital Resources

On June 6, 2003,  we renewed our revolving credit line (the  "Facility").  The Facility  provides for  borrowings  of up to
$95.0  million,  subject to certain  borrowing base limitations.  Borrowings  under the  Facility  bear  variable  rates of interest  based on LIBOR plus an applicable margin  (3.7% at June 28,  2003) and are  secured by  substantially  all of the
Company's domestic assets.  The Facility matures in June 2006. Under the terms of the Facility, the Company is only subject to financial covenants  when  availability  is below $20.0  million.  As of June 28, 2003,  $42.1 million was available for borrowings under the Facility.  The Facility contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement, whereby  remittances  from customers reduce borrowings outstanding under the Facility.  In accordance with Emerging Issues Task Force 95-22,  "Balance Sheet  Classification of Borrowings  Outstanding  under  Revolving  Credit
Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, outstanding  borrowings under the
Facility of $33.5 million have been classified as short-term as of June 28, 2003.

As of June 28, 2003, the Company violated  certain of the financial covenants  associated  with a real estate loan, held by
Bank of America, and was in technical  default under terms of the real estate loan and in technical default under the terms of the  Facility, due to the cross  default  provision.  Fleet  Capital  has  agreed to assume  this real  estate  loan and eliminate all  financial covenants.  Additionally,  all other  lenders in the  Facility  agreed to waive the cross  default provision that was  triggered  by the default  on the real  estate  loan.  The  Company is party to an  interest  rate swap agreement  which had the effect of fixing the interest rate on $7.0  million of the real  estate  loan.  The  Company  will terminate the interest rate swap agreement concurrent with Fleet Capital assuming the loan .

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
general economic  conditions,  including but not necessarily  limited to, recession or other cyclical effects impacting our customers in the United  States or abroad,  changes in interest  rates or currency  exchange  rates;  potential  changes in demand in the retail  market;  reduction  in the level of the  consumer  spending;  customer or consumer  rejection  or non acceptance of major product initiatives  such as our Savane(R)Motion Moves With You(TM)pant; the  availability and price of raw  materials  and global  manufacturing  costs and  restrictions;  increases in costs;  the  continued  acceptance of our existing  and new  products by our major  customers;  the  financial  strength of our major  customers;  our  inability  to continue to use certain licensed trademarks and tradenames, including Bill Blass(R)and Van Heusen(R); business  disruptions and costs  arising from acts of terrorism or other  military  activities  around the globe;  and other risk factors  listed from time to time in our SEC reports,  filings and  announcements,  including  our Annual Report on Form 10-K. In addition, the  estimated  financial  results for any period do not  necessarily  indicate  the results  that may be expected  for any future period, and we undertake no obligation to update them.

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

                                                     TROPICAL SPORTSWEAR INT'L CORPORATION
                                                     (Registrant)

                                                      /s/ Robin Cohan
                                                          Robin Cohan
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

January 13, 2004

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
                  (filed herewith)
   10.2           Asset  Purchase  Agreement  by  and among Goody's Family Clothing,  Inc., TSI Brands,  Inc., and Tropical
                  Sportswear Int'l Corporation dated May 30,2003 (filed herewith)
   31.1           Certification of Chief Executive  Officer pursuant to Securities  Exchange Act Rules 13a-14 and 15d-14 as
                  adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
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