Form 10-K
period 2003-09-27
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2004-01-13
CIK 1044324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 27, 2003

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________________ to ______________________________

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
                    Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [   ] No

As of January 8, 2004 there were 11,055,042 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”), based on the last sale price reported on the NASDAQ National Market as of January 8, 2004, was $21,273,211.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4A. Executive Officers of the Registrant
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Ex-3.2 Amended and Restated By-Laws
Ex-10.8 Michael Kagan Employment Agreement
Ex-10.9 Richard J. Domino Employment Agreement
Ex-10.10 Robin J. Cohan Employment Agreement
Ex-10.11 Frank A. Maccarrone Employment Agreement
Ex-10.38 Fleet Amended Loan Agreement
Ex-10.39 Fleet Amended Loan Agreement
Ex-10.40 Amended Fleet Loan Agreement
Ex-10.41 Fleet Loan Agreement
Ex-10.42 Nelson L. Mcpherson Settlement Agreement
Ex-10.43 Christopher B. Munday Settlement Agmnt
Ex-10.44 Gregory L. Williams Employment Agreement
Ex-14.(A) Code of Business Conduct
Ex-14.(B) Code of Conduct
Ex-21.1 Subsidiaries
Ex-23.1 Ernst & Young Consent
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Tropical Sportswear Int’l Corporation, to be held on January 28, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.

TROPICAL SPORTSWEAR INT’L CORPORATION

ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not purely historical may be forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	Our projected sales and earnings;

•	Cost savings from our consolidation efforts;

•	The success of new products;

•	Our product mix;

•	Potential acquisitions by us;

•	Our future financing plans;

•	Increases in sales of our Savane® brand;

•	The benefits of expanding our distribution of Savane® through new core replenishment programs;

•	Trends affecting our results of operations and financial condition; and

•	Our business’ growth, operating and financing strategies.

In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. These statements, which reflect our current views with respect to future events, are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Among the factors that could cause actual results to differ from the forward-looking statements are:

•	General economic conditions, including but not necessarily limited to recession or other cyclical effects impacting customers in the United States and abroad;

•	Failure to achieve planned cost savings associated with consolidation and reorganization;

•	Disruption in the business associated with changes in management;

•	Loss of programs or customers as a result of product delivery problems;

•	Negative effects from the continued sell off of excess inventory at discounted prices;

•	Restrictions and limitations placed on us by our debt instruments;

•	Potential negative effects of loan agreement covenant violations, should any occur;

•	Risks associated with sourcing a greater percentage of our products as full package imports;

•	The financial strength of our customers;

•	Potential negative effects from the termination of the Victorinox® license agreement and the transition of this business to Swiss Army Brands, Inc.;

•	Potential negative effects on existing customer relationships of selling the Duck Head® trademarks;

•	Potential negative effects resulting from the discontinuation of our Duck Head® retail outlet business;

•	Potential negative effects of possible class action lawsuits;

•	Potential negative effects of possible shareholder derivative demand;

•	Regulatory matters affecting us, including quotas and tariffs;

•	Removal of trade quotas applicable to countries other than Mexico or the Caribbean Basin beginning in 2005;

•	International risks including exchange rate fluctuations, trade disruptions, and political instability of foreign markets that we produce in or purchase materials from;

•	Reduction in the level of consumer spending;

•	Customer or consumer rejection or non acceptance of major product initiatives such as our Savane® MOTION MOVES WITH YOU™ pants;

•	The availability and price of raw materials and global manufacturing costs and restrictions;

•	Continued pricing pressures on our product line;

•	The inability to successfully identify, acquire and profitably operate brands, companies and businesses;

•	Increases in costs;

•	The availability and quality of independent manufacturers;

•	Changes in fashion trends and consumer preferences;

•	The continued acceptance of our existing and new products by our major customers;

•	The success of advertising and marketing programs to support and promote our Savane® brand;

•	The continued viability of our major suppliers;

•	Our ability to continue to use existing and obtain additional licensed trademarks and tradenames, including Bill Blass® and Van Heusen®;

•	Seasonality in our business;

•	Business disruptions and costs arising from acts of terrorism or military activities around the globe; and

•	Those risks and uncertainties discussed under the heading “Risk Factors”.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Other factors that could cause actual results to differ from the forward-looking statements are the factors discussed in Items 1 through 3 and 7 of this report.

PART I

Item 1. Business

General

     We are an innovator, designer, marketer and producer of high-quality branded and retailer private branded apparel products that we sell to major retailers in all levels and channels of distribution.

     Our primary product lines feature casual and dress-casual pants, shorts, denim jeans and woven and knit shirts for men, boys and women. Our products are marketed under widely recognized international and national brands, including:

Our owned brands:

•	Savane®

•	Farah®

•	Flyers™

•	The Original Khaki Co.®

•	Bay to Bay®

•	Two Pepper®

•	Royal Palm®

•	Banana Joe®

•	Authentic Chino Casuals®

Our licensed brands:

•	Bill Blass®

•	Van Heusen®

Retailer national private brands:

•     Puritan®

•     Member’s Mark®

•     George™

•     Sonoma®

•     Croft & Barrow®

•     St. John’s Bay®

•     Roundtree & Yorke®

•     Geoffrey Beene®

•     Izod®

•     Faded Glory®

•     White Stag®

     Our brand strategy provides for the distribution of our products across all major apparel retail channels including department stores, discounters and mass merchants, wholesale clubs, national chains, specialty stores and catalog retailers. Our major customers include:

•	Wal-Mart

•	Sam’s Club

•	Kohl’s

•	Dillard’s

•	J.C. Penney

•	Phillips-Van Heusen Retail Outlets

•	Federated

•	Belk

•	May Company

•	Saks

•	BJ’s

•	Mervyn’s

     We were founded in 1927. Our primary executive offices are located at 4902 West Waters Avenue, Tampa, Florida 33634-1302, and our telephone number is 813-249-4900.

Industry

     The apparel industry is large and highly fragmented. According to NPD, a retail industry research firm, the U.S. apparel industry totaled approximately $174 billion in retail sales in 2002. We believe that the apparel industry is currently characterized by the following trends:

•	Increasing consumer demand for brands and retailer’s private brands featuring greater innovation, higher quality, new technology, better fit, increased comfort and value pricing;

•	Increasing consumer demand for convenient, easy to shop and competitively priced apparel retailers;

•	Consolidation of major apparel retailers;

•	Heightened dependence by major apparel retailers on key vendors that can maximize the retailers’ return on investment, improve customer service and provide vendor managed inventory and category management programs;

•	Focus by major apparel retailers on national brands that meet evolving consumer needs; and

•	Consolidation by major apparel retailers of their suppliers into core retailer-supplier partnerships.

Our Business

     Our business contains several key areas, which include the following:

     Highly Diversified Portfolio of Brands and Distribution Channels. Our product lines currently feature over 60 brands including our owned and licensed brands as well as retailer private brands. We believe that the breadth of this portfolio of brands allows us to penetrate all levels of distribution and mitigates the risk that potential negative trends in any one market segment will significantly impact our company. In addition, the positioning of our brand portfolio and retailer private brands across a broad range of price points enables us to maximize penetration of our customer base by providing them with differentiated brand programs to target consumers across all demographics.

     Continuous Innovation. Innovation is a key element of our business. We continuously work internally and collaborate with our suppliers to improve our products. We devote significant resources to researching consumer trends and preferences, developing new fabrics and product finishes and designing products to meet consumer needs.

     Product Quality. Our product quality is critical given increasing consumer demand for quality apparel products at compelling values. We apply stringent quality standards throughout our operations, from product design through the sourcing of our raw materials from the mill and the shipment of customer orders. Our quality control personnel are on-site at our suppliers’ mills and inspect raw materials prior to shipment to our cutting facility. Similarly, our quality control personnel are on-site at the facilities of our independent assembly contractors to supervise quality throughout the assembly process.

     Accelerated Production Process. We have developed and continue to refine an operating blueprint that minimizes the production cycle and reduces inventory risk. In fiscal 2002, we achieved a 27 day average production cycle for our core replenishment products. During fiscal 2003, we encountered difficulties in the consolidation of our El Paso operations, particularly related to our cutting operations, which increased our production cycle to 35 days. This caused delays in delivering products to our customers, and negatively impacted our results during fiscal 2003. These difficulties were resolved during the second half of fiscal 2003, which reduced our production cycle back to 28 days at the end of fiscal 2003.

     Efficient Operations. We achieve efficient operations through utilization of advanced technology, the integration of our systems and those of our suppliers, consolidation of operational and production processes and the employment of an experienced, well-trained work force. Our systems include integrated apparel design, materials sourcing, production planning and logistics, customer order entry, sales demand forecasting and order fulfillment, all of which are integrated with our financial reporting and human resources systems. Our systems are integrated with our suppliers’ production planning processes, enabling us to adjust the amount and composition of our raw materials.

     Customer Service and Support. We maximize customer satisfaction through our customized brand and merchandise management programs. Our programs help retailers increase their profit margins by outsourcing traditional retailer merchandising functions and reducing their inventory risk and markdowns. Through these programs, our customers are able to leverage our expertise in tracking and evaluating consumer trends and preferences and are able to consult with us on all aspects of merchandising including product design, labeling, sales strategy, point-of-sale advertising and pricing. Additionally, as retailers have increasingly focused on maximizing their return on investment and inventory turns and partnering with vendors that can assist them to achieve those objectives, we have been able to provide many of our customers with our sophisticated vendor managed inventory program in which we manage customer inventory levels by stock-keeping unit, or SKU, and replenish inventories automatically based on store level retail sell-through. As an element of our programs, we monitor product sell-through and assist the customer in managing its floor space and inventory portfolio by suggesting merchandise mix adjustments based on the point of sale SKU data we collect. We also provide financial support for several of our brands, including the Savane® brand, which include in-store fixtures, co-op and other advertising support. We believe that these services build brand recognition and customer loyalty as well as support for the brand by the retailer.

Growth Strategies

     Our goal is to strengthen our position as an innovator, designer, marketer and producer of high-quality branded and private branded apparel products, and to grow our margins and improve our return on invested capital. The key elements of our growth strategy include the following:

     Further Penetrate Existing and New Customers in Current and New Markets. We intend to continue leveraging our diversified portfolio of brands and merchandising programs to expand our existing customer relationships by introducing new products and programs, growing existing brands, products and programs and capitalizing on international growth opportunities with existing customers. Our key customers include many of the top retailers in the world, some of whose apparel businesses are rapidly expanding in North America and globally. With our established operations in the United Kingdom, Mexico, Canada and the South Pacific, we believe that we are positioned to capitalize on international sales opportunities. Examples of these activities include the important new programs we added under our Savane® brand with J.C. Penney, Kohl’s and Mervyn’s, and our expanding global relationship with Wal-Mart under the Farah® brand. We are actively pursuing additional new customer relationships, including selected mass merchants, deep discount retailers, vertically integrated private brand retailers, and leading direct marketers.

     Continue to Expand Product Categories. We will continue to develop and bring to market innovative products that complement our existing core product lines. In fiscal 2003, we introduced our Savane® MOTION MOVES WITH YOU™ pants. These pants provide comfort from the waist down and contain an expandable waistband, flexible fabric that moves with the body throughout the garment, and 100% shape retention throughout the garment. In fiscal 2003, we introduced a line of shirts and plan to expand distribution through many of our retail distribution channels. Additionally, we are focusing on the further development of our denim line and related programs in order to capitalize on increased consumer demand for denim. We believe that our ability to continue to offer an expanding array of products will be an important driver of future growth.

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

Products

     Product Overview. We produce core lines of high quality casual and dress-casual pants, shorts, denim jeans and woven and knit shirts for men, boys and women. The following table sets forth our product sales mix expressed as a percentage of our net sales for fiscal 2003:

Casual Pants	45%
Dress-Casual Pants	21
Shorts	13
Denim	13
Shirts	6
Women’s, Boys’, and Other	2

100%

     Our product line focuses on basic, recurring apparel styles with innovative design and fabrication features that address consumer preferences for styling, performance and value. We base our designs on a careful assessment of prevailing consumer fashion and lifestyle trends to incorporate features into our products that enhance styling and performance, such as innovative new cuts, fabrics and finishes. We believe that our focus on core apparel products makes our business less susceptible to fashion obsolescence and less seasonal in nature than other companies that are dependent on fashion styles. The majority of our men’s pant products are derived from production platforms, or “chassis,” each of which incorporates basic features requiring distinct manufacturing processes, such as inclusion of an elastic waistband, a jeansband or button-flap pockets. We modify our basic chassis to produce separate and distinct styles through variations in cut, fabric and finish. This process enables us to achieve production consistency and efficiencies, while also producing a wide variety of products through distinctions in color and style. In order to continue to bring newness to the market, we also introduce fashion-oriented products on a limited basis. The key fabrics that we use include 100% cotton and blends utilizing silk, Tencel®, rayon, wool, Lycra® and other micro-denier type fabrics as well as various blends of these and other fabrics. In addition, we have a core line of woven and knit shirts that are sourced entirely as full packaged imports from the Far East and the Pacific Rim.

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

Brands

     Our product lines currently feature over 60 brands. Our products are marketed under our owned brands, including Savane®, Farah®, Flyers™, The Original Khaki Co.®, Bay to Bay®, Two Pepper®, Royal Palm®, Banana Joe® and Authentic Chino Casuals®, and our licensed national brands, including Bill Blass® and Van Heusen®, and numerous private brands owned by our key customers.

     The following table sets forth net sales by brand category for fiscal 2003:

Retailer Private Brands	40%
Savane®	25
Farah®	18
Other Owned Brands	11
Licensed Brands	3
Duck Head®	3

100%

     In June 2003, we sold our Duck Head® trademarks to Goody’s Family Clothing, Inc. Additionally, in May 2003, we transitioned our Victorinox® apparel division to Swiss Army Brands, Inc.

     The following chart illustrates the distribution channels through which we sell our primary brands:

Brand	Product Categories	Distribution Channels

Savane®	Men’s casual and dress-casual pants, shorts, jeans and shirts	Finer to moderate department stores and specialty stores

Farah®	Men’s, women’s, and boys’ casual and dress-casual pants, jeans and shorts	Exclusively available to Wal-Mart in the U.S. with minimal distribution in other international distribution channels

Private Brands	Men’s, women’s and boys’ casual and dress-casual pants, jeans and shorts	Finer department stores, mass merchants, discounters and specialty stores

     The following are brief descriptions of certain of our primary brands:

     Savane®. We acquired the Savane® brand as part of our acquisition of Farah Incorporated in June 1998. Savane® historically has been positioned as a leading brand at better department stores, including Federated and May Company. In April 2002, we announced important new national programs under the Savane® brand with J.C. Penney, Kohl’s and Mervyn’s. Our Savane® branded clothing is targeted to consumers between 30 and 50 years old who value innovation and quality.

     Farah®. We also acquired the Farah® brand as part of our acquisition of Farah Incorporated in June 1998. This internationally recognized brand is exclusively distributed to Wal-Mart in the United States. We currently produce casual and dress-casual pants and shorts under this brand and anticipate expanding into shirts. This line of clothing is designed to appeal to the value shopper who is between 30 and 50 years old.

     Retail Private Brands. In addition to the owned and licensed brands in our product line, we produce products marketed under retailer private brands to customers including Wal-Mart, Sam’s Club, Kohl’s, Dillard’s, J.C. Penney, Phillips-Van Heusen, Federated, May Company, Saks, BJ’s, Goody’s, Fred Meyer and Galyan’s. Some of the better known retailer private brands for which we produce apparel are Puritan®, Member’s Mark®, George™, Sonoma®, Croft & Barrow®, St. John’s Bay®, Roundtree & Yorke®, Geoffrey Beene®, Izod®, Faded Glory® and White Stag®. Our products sold under retailer private brands generally produce lower gross margins than branded products, but also require lower selling, general and administrative expenses.

     Other Licensed Brands. An important component of the branded position of our product line feature brands that we license from third parties. Our other principal licensed brands include Bill Blass® and Van Heusen®. Licensed brands are an important part of the breadth of our portfolio of brands and our penetration of all retail distribution channels

Customers and Value-Added Services

     General. We market our products across all major apparel retail channels including department stores, discounters and mass merchants, wholesale clubs, national chains, specialty stores and catalog retailers. Sales to our five largest customers represented approximately 58.2%, 55.3% and 64.3% of net sales during fiscal 2001, 2002 and 2003, respectively. Sales to Wal-Mart accounted for approximately 15.3%, 14.7% and 20.8% during fiscal 2001, 2002 and 2003, respectively. Sales to Sam’s Club accounted for approximately 17.6%, 13.4% and 15.8% during fiscal 2001, 2002 and 2003, respectively. We also sell our products to other major retailers including Kohl’s, Dillard’s, J.C. Penney, Phillips-Van Heusen Retail Outlets, Federated, Belk, May Company, Saks, BJ’s, Mervyns’ and Costco.

     The following table sets forth net sales trends by distribution channel:

	Fiscal 2001	Fiscal 2002	Fiscal 2003

Department Stores	33%	27%	23%
Discounters and Mass Merchants	23	23	30
Wholesale Clubs	21	17	17
National Chains	9	14	15
Outlet & Other	8	9	9
Specialty Stores	6	10	6

	100%	100%	100%

     Customer Service and Support. We offer our customers comprehensive brand management programs, which provide:

•	Product design, merchandise planning and support;

•	Value-added services, such as sales and pricing strategy, point-of-sale advertising, custom labeling and packaging design, just-in-time electronic order execution, and retail profitability analysis; and

•	Access to advanced sales forecasting and inventory management systems and Internet order fulfillment.

     We believe that close collaboration with our customers provides our employees the opportunity to better understand the fashion, fabric and pricing strategies of the customer and leads to the generation of products that are more consistent with customer expectations. At the same time, we provide the customer the opportunity to benefit from our knowledge of designing, packaging and labeling high quality products, our consumer purchasing data and experience, our merchandise, brand and category management capabilities and knowledge in tracking and evaluating consumer trends and preferences. In addition, we offer each of our existing and prospective customers a marketing plan tailored to the customer’s market niche. Using our marketing data and industry experience, we are able to create for each customer and each product, a plan that outlines optimum volume and pricing strategies, as well as sell-through, expected markdowns and profit margins.

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

     Product Labeling and Packaging. We differentiate our products through customized labeling, point-of-sale packaging and other brand identification techniques. For some of our customers, we manage the design and production of labeling and packaging materials. Management regularly analyzes consumer product labeling and packaging and consumer targeting trends evident in other retailing formats, including the automobile, grocery and home furnishings industries. We primarily ship products directly to our customers’ retail stores in floor-ready form and offer innovative packaging and displays.

     Under our national brand programs, including Savane® and, Farah®, products are labeled at garment assembly factories. Under our private brand programs, some products are delivered to our distribution centers without customer-specific labeling and packaging, which is then added to the product only after we receive a customer’s confirmed purchase order. Under certain programs, we will apply a customer-specific label to the product during the production process.

     Sales Force. Our products are principally sold by our experienced in-house sales and marketing associates located across the United States and internationally. We also maintain customer focused sales and marketing support teams dedicated to analyzing sales and marketing data.

Products and Sourcing

     General. Approximately 75% of our products are cut at our Tampa Florida facility and by various offshore contractors before offshore assembly and finishing in the Caribbean Basin and Mexico. We believe that the use of independent assembly contractors enables us to provide customers with high quality goods at significantly lower prices than if we operated our own assembly facilities. We also source approximately 25% of our products through the use of full-package imports from independent manufacturers located in the Pacific Rim, the Middle East and Mexico. We anticipate sourcing a greater portion of our products as full package imports.

     Purchasing. We purchase raw materials, including fabrics, thread, trim and labeling and packaging materials, from domestic and international sources based on quality, pricing and availability. Although we have no long-term agreements with any of our suppliers, we believe that generally we have the flexibility, if needed, to replace a supplier with minimal disruption to our business. We generally undertake a quality audit at our major suppliers prior to shipment to assure that quality standards are met and to avoid unnecessary delays. An additional quality audit is performed upon receipt of all raw materials. We project raw material requirements through a series of planning sessions, taking into account orders received and future projections by style and color. This data is then used to purchase the raw material components needed by production time frame in order to meet customers’ requirements.

     Cutting. We utilize advanced computerized equipment for spreading, marking and cutting fabric. Our CAD system positions all component parts of a single garment in close proximity on the same bolt of fabric to ensure color consistency. Quality audits in our cutting facility and at our contractors are performed during various stages.

     Assembly. Component parts are shipped by common carrier to independent assembly contractors, principally in the Caribbean Basin for assembly and finishing. There are no formal arrangements regarding the production of garments between us and any of our independent assembly contractors, but we believe that our relationships with our contractors are generally good. Using independent assembly contractors allows us to shift our sources of supply depending upon production and delivery requirements and cost, while at the same time reducing the need for significant capital expenditures, work-in-process inventory and a large production work force. We arrange for the assembly or production of our products primarily based on orders received. We inspect prototypes of each product before production runs are commenced. Random in-line quality control checks are performed during and after assembly before the garments leave the contractor. We currently have a team of full-time production and quality control personnel on-site in the Caribbean Basin and Mexico. During the fourth quarter of fiscal 2003, we transitioned the majority of our Mexico production to the Dominican Republic.

     Finished Goods Sourcing. We utilize over 40 factories in various countries and conduct human rights audits in each of the factories we use. All garments are produced according to our specifications and product quality is monitored at the factories. During fiscal 2003, we expanded our sourcing of complete garment packages for selected product styles.

Import Regulations

     Products imported from our source countries are subject to U.S. Customs duties at applicable Normal Trade Relations or Column 1 duty rates. These tariffs generally range between 10% and 30%, depending upon the nature of the garment (e.g., shirt, pant), its construction and its chief weight by fiber. A typical duty rate applicable to our imported men’s cotton pants is approximately 17%. In accordance with the Agreement on Textiles and Clothing of the World Trade Organization, the U.S. has entered into bilateral trade agreements with certain apparel producing countries to limit the quantity of garments that may be imported annually from each such country. These limits, or quotas, apply to a broad range of garments and are often competitive, particularly as applied to Asian countries, thus affecting annual sourcing patterns and prices for garments internationally. Effective January 1, 2005, the U.S., with few exceptions, is obligated to remove quotas applicable to garments from all World Trade Organization member countries, including China and certain other Asian countries. See “Risk Factors - The integration on January 1, 2005, of all textile and apparel quotas under the World Trade Organization Agreement on Textiles and Clothing could reduce the competitiveness of apparel assembled in Mexico and the Caribbean Basin under our current business model.”

     The Caribbean Basin Trade Partnership Act (“CBTPA”) became effective on October 2, 2000. CBTPA generally grants duty and quota-free access for garments cut in the United States or in the Caribbean Basin and assembled in the Caribbean Basin from United States fabric and U.S. yarn. The CBTPA legislation is effective through September 30, 2008. Prior to this legislation, most of the merchandise we sourced from these Caribbean Basin countries was admitted in the U.S. with a substantial tariff reduction under the so-called “807” program. In essence, reduction in dutiable value was equal to the value of U.S. components incorporated into these assembled goods plus southbound international freight and insurance. As a result of this legislation, American apparel companies have increasingly utilized production facilities located in the Caribbean Basin, including the Dominican Republic. We believe that the Dominican Republic offers certain competitive advantages including favorable pricing and quality production, a long-standing and relatively stable production network, and shorter transportation periods.

     We also import finished goods from Mexico under the North American Free Trade Agreement, commonly known as NAFTA. Under NAFTA, merchandise that qualifies is accorded reduced or duty-free access and is not subject to any quota.

Human Rights Policy

     We have a comprehensive human rights policy. The policy is consistent with the Worldwide Responsible Apparel Production Principles, which are endorsed by the American Apparel and Footwear Association and other Caribbean Basin apparel manufacturing associations. Our policy focuses on working conditions at the independent assembly contractors utilized by us and, among other things, prohibits under age labor and poor working conditions. Compliance with the policy is mandatory and is closely monitored in the following ways: (1) our associates or our agents routinely visit each independent contractor plant, (2) our management periodically visits independent contractor plants and (3) independent third party agencies utilized by many companies in the apparel industry performs audits periodically and certify their results to us. We will promptly discontinue production with any independent contractor that does not comply with the policy.

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

Personnel

     At December 31, 2003, we had 1,174 associates, including 1,033 in the United States, 17 in Mexico, 97 in the United Kingdom, 19 in Australia, and eight in New Zealand. Approximately 5% of our employees are members of the Union of Needletrades Industrial and Textile Employees. The collective bargaining agreement with these employees expires in February 2006. We consider our relations with our employees to be generally good.

     We are committed to developing and maintaining a well-trained workforce. We provide or pay for continuing education annually for our employees on subjects ranging from computers to foreign languages. We are equally committed to the well-being of our employees. We offer our full-time employees and their families a comprehensive benefits package that includes a 401(k) plan and a choice of group health insurance plans. We also enjoy long-standing relationships with certain of our independent assembly contractors in the Dominican Republic and Mexico, and have contributed financial resources to improving conditions for their employees.

Trademarks and Licenses

     We hold or have applied for over 600 United States and worldwide trademark registrations covering our various brand names including Savane®, Farah®, Flyers™, The Original Khaki Co.®, Authentic Chino Casuals®, Two Pepper®, and Bay to Bay®. The word marks Savane®, Farah®, The Original Khaki Co. ®, and Bay to Bay® are registered with the United States Patent and Trademark Office. In addition, the word marks Savane®, Farah®, The Original Khaki Co.® and Bay to Bay® are registered in various countries worldwide. Pursuant to separate license agreements, we have the exclusive rights to use, (i) the Bill Blass® trademark with respect to men’s casual pants, shorts and jeans in the United States and Canada, and (ii) the Van Heusen® trademark with respect to men’s pants, jeans and shorts in the United States, Canada, and Mexico. The license agreement with respect to the Bill Blass® trademark expires in 2005 and is subject to a renewal option that would extend the expiration date through 2010. The license agreement with respect to the Van Heusen® trademark expires in 2004 and is subject to renewal options to be negotiated between the parties. In June 2003, we sold our Duck Head® trademarks to Goody’s Family Clothing, Inc. In May 2003, we transitioned our Victorinox® apparel division to Swiss Army Brands, Inc.

Seasonality

     Historically, our business has been seasonal, with higher sales and income in the second and third fiscal quarters. In addition, certain of our products, such as shorts and corduroy pants, tend to be seasonal in nature. In the event such products represent a greater percentage of our sales in the future, the seasonality of our sales may be increased.

Backlog

     In advance of the month in which units are to ship, we receive “hold for confirmation” orders from customers which are used to plan production. These orders are not commitments to purchase and are subject to change until they are confirmed. Therefore, orders that we currently have may not be indicative of future sales. This increases the difficulty in forecasting the demands of our customers.

Item 2. Properties

     Our corporate headquarters are located in Tampa, Florida and are owned by us. We consider both our domestic and international facilities to be suitable and adequate to meet our current needs and to have sufficient production capacity for current operations. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors Affecting our Business and Prospects.”). The following table reflects the general location, use and approximate size of our significant real properties:

		Approximate	Owned/
Location	Use	Square Footage	Leased (1)

Tampa, Florida	Corporate offices/Distribution center	305,000	Owned
Tampa, Florida	Fabric cutting facility	110,000	Owned
Tampa, Florida	Corporate office	118,000	Owned (2)
El Paso, Texas	Fabric cutting facility	205,000	Leased (3)
Santa Teresa, New Mexico	Distribution center	250,000	Leased
New York, New York	Office/Showroom	4,000	Leased
Auckland, New Zealand	Office/Warehouse	9,000	Owned
Sydney, Australia	Office/Warehouse	20,000	Leased
Witham, United Kingdom	Office/Distribution center	57,000	Leased

(1)	See Note 6 of Notes to Consolidated Financial Statements for a discussion of lease terms.

(2)	Currently unoccupied and available for sale.

(3)	Currently unoccupied and available for sublease.

Item 3. Legal Proceedings

     Two lawsuits seeking class action status were filed on September 16, 2003 and October 2, 2003, in the U.S. District Court for the Middle District of Florida, Tampa Division, on behalf of all persons who purchased or otherwise acquired the securities of our company during the period from April 17, 2002 through January 20, 2003 (the “Class Period”). The lawsuits name our company and certain current and former officers and directors of our company as defendants. The lawsuits make a number of allegations against the defendants, including allegations that during the Class Period, the defendants materially misled the investing public by publicly issuing false and misleading statements and omitting to disclose material facts concerning our company’s operations and performance and the retail market for its goods. We have not yet responded to either complaint, and intend to vigorously defend these lawsuits. Because these cases are in the early stages of litigation, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to these cases.

     On October 30, 2003, a purported shareholder sent us a shareholder derivative demand pursuant to Florida Statute Section 607.07401 demanding, among other things, that we institute litigation against current and former officers and directors Michael Kagan, Eloy Vallina-Laguera and William Compton. The demand contends that we should attempt to recover from these officers and directors their proceeds of certain stock sales in July 2002. We have not yet responded to the demand, and no litigation has commenced yet.

     Other than the items noted above, we are not a party to any other legal proceedings other than various claims and lawsuits arising in the normal course of business. Our management does not believe that any such claims or lawsuits will have a material adverse effect on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4A. Executive Officers of the Registrant

     The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Position(s)

Michael Kagan	64	Chief Executive Officer and Director
Richard J. Domino	55	President
Robin J. Cohan	46	Executive Vice President, Chief Financial Officer and Treasurer
Frank A. Maccarrone	57	Executive Vice President, Chief Operating Officer

     Michael Kagan became a Director of our company in 1989, serving as Vice Chairman of the Board through July 2002. In August 2003, Mr. Kagan was appointed Chief Executive Officer replacing Mr. Christopher B. Munday and continues to serve as a member of our Board. He served as Chairman of the Board and as a consultant to our company from November 2002 to August 2003. He previously served as Executive Vice President, Chief Financial Officer and Secretary from November 1989 through July 2002 and as Treasurer from November 1989 to December 1997. Mr. Kagan has more than 30 years experience in the apparel industry. Prior to joining our company, Mr. Kagan served as Senior Vice President of Finance for Munsingwear, Inc. and as Executive Vice President, Chief Financial Officer and Chief Operating Officer of Flexnit Company Inc., a manufacturer of women’s intimate apparel.

     Richard J. Domino joined our company in 1988 and was appointed President in August 2003. Prior to becoming President, Mr. Domino served as our Executive Vice President and President of our Branded Division since November 1994. Mr. Domino served as Senior Vice President of Sales and Marketing from January 1994 to October 1994 and Vice President of Sales from December 1989 to December 1993. He has over 25 years experience in apparel-related sales and marketing.

     Robin J. Cohan joined our company in March 2000 as Senior Vice President of Finance and was appointed Executive Vice President, Chief Financial Officer and Treasurer in August 2003. Ms. Cohan is a C.P.A. and has over 10 years of experience as a financial executive for publicly held companies. Ms. Cohan also spent five years in public accounting with PricewaterhouseCoopers.

     Frank A. Maccarrone joined Savane International Corp. in February 1969 and served in various positions including Distribution Center Manager, Director of Customer Service, and Vice President of Advertising and Marketing. Mr. Maccarrone was appointed Executive Vice President and Chief Operating Officer of our company in June 2002. From November 1991 through April 2002, he served as a Senior Vice President in production related capacities including retail planning, production planning, purchasing and other operations related areas of Savane. Mr. Maccarrone joined Savane in February 1969 and served in various positions including Distribution Center Manager, Director of Customer Service, and Vice President of Advertising and Marketing.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     Our common stock began trading on the NASDAQ National Market under the symbol “TSIC” on October 28, 1997. The initial public offering price of our common stock was $12.00 per share. At January 8, 2004, there were approximately 82 record holders of our common stock, and we estimate that there were approximately 2,300 beneficial holders on the same date. The following table sets forth the quarterly high and low sale prices per share of our common stock as reported by the NASDAQ National Market for the last two fiscal years.

Fiscal Year Ended
September 28, 2002	High	Low

First Quarter	$19.66	$15.50
Second Quarter	$24.47	$18.55
Third Quarter	$29.55	$21.00
Fourth Quarter	$24.25	$14.25

Fiscal Year Ended
September 27, 2003	High	Low

First Quarter	$12.98	$6.91
Second Quarter	$8.97	$4.44
Third Quarter	$7.83	$4.55
Fourth Quarter	$8.26	$4.00

     The transfer agent and registrar for our Common Stock is Computershare Investor Services, LLC, Chicago, Illinois.

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

Item 6. Selected Financial Data

     The following selected financial data (in thousands, except share and per share data) are derived from our audited consolidated financial statements for each of the five fiscal years in the period ended September 27, 2003. You should read the following consolidated financial information together with our consolidated financial statements and the related notes in Item 15 of this report, and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Fiscal Year Ended

	September 27,	September 28,	September 29,	September 30,	October 2,
Statements of Income Data:	2003	2002	2001	2000	1999

Net sales	$386,723	$463,877	$436,436	$472,985	$420,691
Gross profit	40,998	128,407	124,556	137,522	117,922
Selling, general and administrative expenses	85,369	97,157	88,509	88,719	80,511
Other charges	65,289	16,130	2,774	1,006	3,999
Operating income (loss)	(109,660)	15,120	33,273	47,797	33,412
Interest expense, net	12,219	12,955	15,261	17,351	18,586
Other, net	(395)	(1,002)	989	1,251	973
Income (loss) before income taxes	(121,484)	3,167	17,023	29,195	13,853
Income (loss) before extraordinary item	(131,452)	1,909	10,430	17,503	8,251
Extraordinary item	—	412	800	—	—
Net income (loss)	(131,452)	2,321	11,230	17,503	8,251
Income (loss) per common share before extraordinary item-diluted	$(11.90)	$0.22	$1.34	$2.27	$1.05
Extraordinary item	—	0.04	0.11	—	—
Net income (loss) per common share-diluted	$(11.90)	$0.26	$1.45	$2.27	$1.05
Weighted average number of shares used in the calculation – diluted (1)	11,046,000	8,857,000	7,771,000	7,725,000	7,838,000

	As of Fiscal Year Ended

	September 27,	September 28,	September 29,	September 30,	October 2,
Balance Sheet Data:	2003	2002	2001	2000	1999

Working capital	$83,560	$166,214	$130,905	$111,627	$120,041
Total assets	214,279	336,208	309,230	294,528	289,322
Long-term debt and obligations under capital leases	135,421	110,173	151,314	145,541	170,894
Shareholders’ equity	22,751	156,372	86,267	75,834	59,823

(1)	Computed on the basis described in Notes to Consolidated Financial Statements. Rounded to the nearest thousand.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We manage the production of a majority of our products utilizing our facility in Tampa, Florida and through independent assembly contractors located primarily in the Caribbean Basin and Mexico. Approximately 75% of our products are cut at our Tampa Florida facility and by various offshore contractors before offshore assembly and finishing in the Caribbean Basin and Mexico. We believe that the use of independent assembly contractors enables us to provide customers with high quality goods at significantly lower prices than if we operated our own assembly facilities. We also source approximately 25% of our products through the use of full-package imports from independent manufacturers located in the Pacific Rim, the Middle East and Mexico. We anticipate sourcing a greater percentage of our products as full package imports. We have no material contractual arrangements with our independent contractors and pay them based on a specified unit price for actual first-quality units produced. Accordingly, a substantial portion of our production labor and overhead is variable. Finished goods are received into our Tampa, Florida and Santa Teresa, New Mexico distribution centers. Upon receipt of a customer order confirmation, we ship the product directly to customers or, in the case of private brand products, attach designated labels and point-of-sale packaging and then ship the product to our customers.

     Our results of operations for fiscal 2002 and 2003 were adversely impacted by negative economic trends including increasing unemployment, declines in the U.S. equity markets and decreased consumer confidence. During these periods, apparel retailers sought to increase consumer demand and reduce inventories with aggressive price discounting, particularly in the department store channel. In addition, certain producers made brands available to mass merchants and discounters that normally were distributed through department and specialty stores. Additionally, sales of our Savane® brand have declined significantly since the beginning of fiscal 2000 due to declines in the department store channel where the Savane® product is generally sold. We expanded our distribution of the Savane® brand through new core replenishment programs with J.C. Penney, Kohl’s and Mervyn’s. Results for fiscal 2003 were also negatively impacted by the consolidation of our Savane® division and various other charges, discussed below.

     On April 18, 2002, we announced a plan to consolidate the administrative, cutting and related functions of our Savane division in El Paso, Texas into our Tampa, Florida facility. This initiative was internally referred to as Project Synergy. We completed the physical consolidation in the second fiscal quarter ended March 29, 2003. As part of the consolidation, we vacated our El Paso, Texas administration building and cutting facility. We experienced delays and difficulties in consolidating our El Paso, Texas cutting functions into our Tampa, Florida facilities that resulted in delays in delivering products to our customers and lost sales during fiscal 2003. During the second half of fiscal 2003, our inventories grew, requiring us to sell higher than normal levels of excess inventories at closeout prices, which reduced our average selling price and our gross margins. Higher than normal levels of sales returns and allowances also contributed to reduced gross margins. We still have excess inventory which we expect to sell at discounted prices during the first half of fiscal 2004.

     In May 2003, we transitioned our Victorinox® apparel division to Swiss Army Brands, Inc. In connection with the transition of our Victorinox® apparel division to Swiss Army Brands, Inc. (“Swiss Army”), Swiss Army is currently disputing certain aspects of the transition agreement and have not paid us approximately $4.8 million, which we believe is due to us under the transition agreement. On June 3, 2003, we filed a declaratory judgment action against Swiss Army, seeking judicial interpretation of the agreement. We and Swiss Army agreed to mediation in an attempt to resolve the issue, which resulted in an impasse. There can be no assurance that all or any part of the $4.8 million will be collected in its entirety.

     In June 2003, we sold our Duck Head® trademarks to Goody’s Family Clothing, Inc. (“Goody’s”) for $4.0 million in cash. Under the purchase agreement, we continued to sell Duck Head® branded products through the end of fiscal 2003. Goody’s also assumed all licenses associated with the Duck Head® trademarks. In connection with the sale, we recorded a net gain of $3.7 million, which is net of expenses related to the sale and a reduction of certain of the remaining assets, including inventory. In connection with the sale of our Duck Head® trademarks, all of our Duck Head® retail outlet stores were closed in September 2003. The cash costs associated with the closure of the retail outlet stores was approximately $0.7 million. The Duck Head® and Victorinox businesses represented less than 5% of our total fiscal 2003 net sales. We believe that exiting these businesses will free up valuable resources that can be devoted to our core business.

     We have continued the realignment of our business by disposing of the unprofitable businesses noted above and aggressively reducing operating expenses. We have completed the transition of the majority of our Mexico production to the Dominican Republic during the fourth quarter of fiscal 2003. We also reorganized our South Pacific division, including discontinuing production in factories in Fiji that were partially owned by us. Production for our South Pacific division is now sourced globally through what we believe are lower cost, full packaged imports. During fiscal 2003, we reduced selling, general and administrative expenses by approximately $12 million, which was primarily due to successful cost cutting measures resulting from the consolidation of our El Paso, Texas operations to Tampa, Florida, and to other discretionary spending reductions. Significant areas of cost reduction included salaries, co-op advertising and tradeshow costs.

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

     Reserve for Allowances and Doubtful Accounts – Accounts receivable consists of amounts due from our customers from our normal business activities. We maintain a reserve for allowances and doubtful accounts, which is based on historical collection and deduction write-off experience, and an estimate of potential sales returns. Estimates for sales returns include provision for order shortages, purchase order variances and other customer discrepancies. For fiscal 2002, we did not provide a reserve for credit losses as substantially all of our receivables were assigned under factoring agreements, without recourse, except for credit losses on the first 0.10% of amounts factored. During fiscal 2003, we discontinued factoring of our receivables, but maintained credit insurance for those accounts which we deemed necessary. Effective in the first quarter of fiscal 2004, we now maintain credit insurance for all customer accounts. This credit insurance includes a deductible of $100,000 per year. We will continue to assess the adequacy of our reserves based on qualitative and quantitative measures.

     Long-Lived Assets – We estimate the depreciable lives of our property, plant and equipment and review them for impairment when events or circumstances indicate that their carrying amounts may be impaired. Most of our property, plant and equipment are used in our cutting and distribution processes. We periodically evaluate the carrying value of assets, which are held for sale, to determine if, based on market conditions, the values of these assets should be adjusted. Although we believe we have appropriately recorded our assets held for sale at their estimated realizable value, net of estimated disposal costs, the actual sale of these assets could result in gains or losses which could differ from our estimated amounts. To assess the recoverability of goodwill and other intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine whether the carrying values are recoverable from operations. If these assumptions or estimates change, we may be required to record impairment charges to reduce the value of these assets.

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

     Contingencies – We accrue for contingent obligations when the obligations are probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our estimates and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal and other regulatory matters such as import and export tariffs, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

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

Results of Operations

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.4	72.3	71.5

Gross profit	10.6	27.7	28.5
Selling, general and administrative expenses	22.1	20.9	20.3
Other charges	16.9	3.5	0.6

Operating income (loss)	(28.4)	3.3	7.6
Interest expense, net	3.2	2.8	3.5
Other expense, net	(0.2)	(0.2)	0.2

Income (loss) before income taxes	(31.4)	0.7	3.9
Provision for income taxes	2.6	0.3	1.5
Income (loss) before extraordinary item	(34.0)	0.4	2.4

Extraordinary item	—	0.1	0.2

Net income (loss)	(34.0)%	0.5%	2.6%

Fiscal 2003 Compared to Fiscal 2002

     Net Sales. Net sales for fiscal 2003 decreased to $386.7 million from $463.9 million for fiscal 2002. This decrease was primarily due to a 14% decrease in the average selling prices, a 2% decrease in units shipped, and higher than normal levels of sales returns and allowances due to production delay issues related to the consolidation of our El Paso, Texas operations with our Tampa, Florida operations. During fiscal 2003, we shipped fewer full priced units and a higher level of units at discounted prices. Additionally, the average selling price was impacted by a change in the product mix as the higher average selling priced Savane® products experienced declines in unit volume as the department store channel in which Savane® was positioned suffered declines in sales. Due to higher levels of inventory during fiscal 2003, our sales to discount retailers were higher than historical levels. We expect fiscal 2004 sales of Savane® and private label products to be slightly below fiscal 2003 levels due to a continuing difficult retail environment.

          Gross Profit. Gross profit decreased to $41.0 million, or 10.6% of net sales, for fiscal 2003, from $128.4 million, or 27.7% of net sales, for fiscal 2002. The reduction in the gross margin percentage was due to a combination of factors including a decrease in average selling prices of approximately 14%, sales returns and allowances increasing by over 90%, and approximately $20 million of excess inventory sold at discounted prices. Sales of branded products, which generate higher margins, were a lower portion of this year’s sales. Additionally, the market for excess inventory has become much more competitive as many other suppliers are actively disposing of excess inventory. The lower market prices caused us to record higher reserves for remaining excess inventory. As excess inventory is sold, we expect to partially reduce these inventory reserves in fiscal 2004. To the extent that existing excess inventory is sold in fiscal 2004, reduced gross margins could impact fiscal 2004 results. We estimate that approximately $10 million of excess inventory existed at the end of fiscal 2003 that will be disposed of at reduced margins.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $85.4 million, or 22.1% of net sales, for fiscal 2003, from $97.2 million, or 20.9% of net sales, for fiscal 2002. The decrease in operating expenses was primarily due to cost cutting measures resulting from the consolidation of our El Paso, Texas operations to Tampa, Florida, and to other discretionary spending reductions. Significant areas of cost reduction included salaries, co-op advertising and tradeshow costs. As discussed in Liquidity and Capital Resources, the Company anticipates incurring additional advertising to support the Savane® brand in fiscal 2004.

          Other Charges. Other charges of $65.3 million in fiscal 2003 were primarily comprised of:

•	$34.2 million for a goodwill impairment loss;

•	$14.3 million reduction in market value of a recently constructed administration building in Tampa, Florida that is now held for sale;

•	$11.7 million for severance related to various management positions;

•	$4.7 million of lease termination charges in conjunction with the disposal of our corporate aircraft;

•	$2.6 million related to reserves for certain contract disputes/litigations and investment banking advisory fees;

•	$1.5 million for the termination costs of the lease on our El Paso, Texas administration building and a loss on the sale of a parcel of land in El Paso, Texas; and

•	$1.5 million related to termination costs of our Duck Head retail outlet stores.

     These charges were offset in part by a $3.7 million gain on the sale of the Duck Head® trademarks, and the following activity related to Project Synergy.

          On April 18, 2002, we announced a plan to consolidate the administrative, cutting and related functions of the Savane division in El Paso, Texas into the Tampa, Florida facility. We completed the physical consolidation in the second fiscal quarter ending March 29, 2003. As part of the consolidation, we vacated our El Paso, Texas administration building and terminated the associated lease obligation, and vacated our El Paso, Texas cutting facility.

          As a result of these initiatives (internally referred to as “Project Synergy”), we recorded a pre-tax charge totaling approximately $16.1 million in fiscal 2002 for severance ($3.1 million), relocation (recognized as incurred) ($2.5 million), lease terminations ($2.8 million), asset write-downs ($5.7 million) and other related costs ($2.0 million) included in other charges in the accompanying statements of operations. As of September 27, 2003, we have approximately $2.7 million accrued, related to exit costs, which consists of lease terminations. The activity in the exit accruals related to Project Synergy during fiscal 2003 and 2002 were as follows:

	Year ended	Year ended
	September 27, 2003	September 28, 2002

Beginning balance	$4,295	$—
Non cash additions	1,986	6,016
Non cash reductions	(2,490)	—
Cash payments	(1,052)	(1,721)

Ending balance	$2,739	$4,295

     Other charges of $16.1 million in fiscal 2002 related to Project Synergy and consisted of reserves for severance, lease termination costs, asset writedowns and other related costs.

          Interest Expense, net. Interest expense, net decreased to $12.2 million for fiscal 2003 from $13.0 million for fiscal 2002. The decrease was primarily due to lower average outstanding borrowings, and the capitalization of interest costs of $1.0 million related to the recently constructed administration building.

          Other, net. Other, net decreased to $0.4 million in fiscal 2003 compared with $1.0 million for fiscal 2002. The change was due to a decrease in royalty income, offset by a decrease in factor expense.

          Income Taxes. We currently have $43.0 million of net deferred tax assets primarily comprised of temporary timing differences of future deductible expenses and net operating losses available to offset future taxable income in the United States. We have provided a valuation allowance of $44.1 million against these assets, which results in an overall net deferred tax liability of $1.2 million. An increase in the valuation allowance is reflected in our income tax provision as a non-cash increase to tax expense of $40.4 million. The use of these deferred tax assets to offset taxable profits in future years would result in a reduction in our effective tax rate in these years.

          Net Income (Loss). As a result of the above factors, we incurred a net loss of $131.5 million for fiscal 2003, compared with net income of $2.3 million for fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

          Net Sales. Net sales for fiscal 2002 increased to $463.9 million from $436.4 million for fiscal 2001. This increase was primarily due to an 18% increase in units sold, a small portion of which related to sales of Duck Head® branded product, which was acquired in August 2001. This increase was offset by a 10% decrease in average selling prices. The decrease in average selling prices was due to our experiencing pricing pressure due to the weak retail conditions. Additionally, the average selling price was impacted by a change in mix of product sales as the higher average selling priced Savane® products experienced declines in unit volume as the department store channel that Savane was positioned in suffered declines in sales. We have expanded our distribution of the Savane® brand through major new core replenishment programs with retailers.

          Gross Profit. Gross profit increased to $128.4 million, or 27.7% of net sales, for fiscal 2002, from $124.6 million, or 28.5% of net sales, for fiscal 2001. The decrease in gross margin percentage was primarily due to continued competitive pricing pressure and a higher mix of lower margin styles.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $97.2 million, or 20.9% of net sales, for fiscal 2002, from $88.5 million, or 20.3% of net sales, for fiscal 2001. The increase in operating expense as a percentage of net sales was primarily due to the higher relative operating expenses associated with the Duck Head® and Victorinox® branded components of the business.

     Other Charges. Other charges of $16.1 million in fiscal 2002 relate to Project Synergy and include reserves for severance, lease terminations, asset write-downs and other related costs. Other charges of $2.8 million in fiscal 2001 relate to severance, in-process research and development acquired in connection with the Victorinox® license, costs related to closure of a sewing plant in Chihuahua, Mexico, and costs related to the unsuccessful pursuit of an acquisition.

     Interest Expense, net. Interest expense decreased to $13.0 million for fiscal 2002 from $15.3 million for fiscal 2001. The decrease was primarily due to lower average interest rates and to a reduction of outstanding borrowings under our revolving credit line during our fourth quarter.

     Other, net. During fiscal 2002, we recorded other income of $1.0 million as compared with other expense of $1.0 million for fiscal 2001. The change consisted primarily of lower amortization expense and higher royalty income offset in part by higher factor fees. In accordance with Statement No. 142, we discontinued the amortization of our intangible assets effective September 30, 2001.

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

Liquidity and Capital Resources

     Our primary capital requirements are funding our operations and capital expenditures. We have historically financed our growth in sales and the resulting increase in inventory and receivables through a combination of operating cash flow and borrowings under our revolving credit line. Consistent with industry practice, we are often required to post letters of credit when placing an order with certain international manufacturers.

     On June 6, 2003, we renewed our revolving credit line (the “Facility”). The Facility provides for borrowings of up to $95.0 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest based on LIBOR plus an applicable margin (4.3% at September 27, 2003), and are secured by substantially all of our domestic assets. The Facility matures in June 2006. The Facility contains significant financial and operating covenants if availability under the Facility falls below $20 million. These covenants include a consolidated fixed charge ratio of at least .90x and a ratio of consolidated funded debt to consolidated EBITDA of not more than 5.25x. The Facility also includes prohibitions on our ability to incur certain additional indebtedness or to pay dividends, and restrictions on our ability to make capital expenditures. As of September 27, 2003, $34.3 million was available for borrowings under the Facility, therefore, we were not subject to these covenants as of fiscal 2003 year end.

     The Facility contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement, whereby remittances from customers reduce borrowings outstanding under the Facility. In accordance with Emerging Issues Task Force 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”, outstanding borrowings under the Facility of $25.7 million have been classified as short-term as of September 27, 2003.

     On December 15, 2003, we paid the semi-annual interest payment of $5.5 million to the holders of our senior subordinated notes. On December 16, 2003, availability under our Facility fell below $20 million, triggering financial covenants which we violated. This caused us to be in technical default under the Facility. On January 12, 2004, we amended the Facility (the “Amended Facility”) with Fleet Capital, which among other things reduces aggregate borrowings to $70 million. The default under the Facility was waived on January 12, 2004 by the terms of the Amended Facility. Although our Amended Facility provided for borrowings of up to $70 million, the amount that can be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible accounts receivable and inventory, which can result in borrowing availability of less than the full amount. Additionally, the Amended Facility contains a $10 million availability reserve base and higher rates of interest than the Facility. The Amended Facility also contains monthly financial covenants of minimum EBITDA levels which begin February 2004, and a consolidated fixed charge coverage ratio and consolidated EBIT to consolidated interest expense ratio which begin March 2005. The fiscal 2004 minimum EBITDA levels are cumulative month amounts beginning in the second quarter of fiscal 2004. The minimum EBITDA threshold for fiscal 2004 ranges from $1.8 million for the two months ending February 29, 2004 to $11.8 million for the nine months ending September 30, 2004. While we believe our operating plans, if met, will be sufficient to assure compliance with the terms of the Amended Facility, there can be no assurances that we will be in compliance through fiscal 2004.

     On May 28, 1999, we entered into a real estate loan (“Real Estate Loan”) agreement secured by our distribution center, cutting facility, and administrative offices in Tampa, Florida. The Real Estate Loan was used to refinance $9.5 million outstanding on our previous real estate loan and to finance up to $6.0 million of the costs related to an expansion of our Tampa, Florida distribution facility. In March 2000, the Real Estate Loan was converted to a secured term loan. Principal and interest payments were paid monthly on the refinanced amount through June 2002. On June 26, 2002, the terms of the Real Estate Loan were amended and the loan required the payment of monthly interest only, with the remaining outstanding principal balance of $7.0 million due on or before May 15, 2008. Under the terms of an interest-rate swap agreement associated with the Real Estate Loan, effectively $7.0 million of borrowings under the Real Estate Loan were associated with the swap agreement.

     On June 28, 2003, we violated certain of the financial covenants associated with our Real Estate Loan, which was held by Bank of America, and we were in technical default under certain terms of the Real Estate Loan and in technical default under the terms of the Facility, due to the cross default provision. On September 9, 2003, Bank of America assigned the Real Estate Loan to Fleet Capital (“the Amended Real Estate Loan”). Borrowings under the Amended Real Estate Loan bear variable rates of interest based on LIBOR plus an applicable margin (5.3% at September 27, 2003). The Amended Real Estate Loan requires quarterly principal payments of $200,000, which commenced October 1, 2003, and monthly interest payments. The Amended Real Estate Loan contains no financial covenants, however in an event of default under the Amended Facility the Amended Real Estate Loan would also be in default. The Amended Real Estate Loan matures in June 2006.

     The cross default provision on the Facility, which was triggered by the default on the Real Estate Loan, was waived. In addition, the interest-rate swap agreement was terminated concurrent with Fleet Capital assuming the Amended Real Estate Loan. The terminated interest rate swap agreement has been accounted for within other comprehensive income because the interest payments on the Amended Real Estate Loan will continue through fiscal 2006. As of September 27, 2003, the Amended Real Estate Loan had a balance of $8.0 million. On January 12, 2004, the Amended Real Estate Loan was further amended to increase the loan by $2.0 million, to increase the interest rate, and to require additional quarterly principal payments of $50,000, which commence April 1, 2004. The $2.0 million of additional borrowings was used to pay down borrowings under the Facility.

     We have $100 million of senior subordinated notes (the “Notes”) outstanding that were issued through a private placement. Under the terms of the indenture governing the Notes, we are paying semi-annual interest at the rate of 11% through June 2008, at which time the entire principal amount is due. The net proceeds from the

Notes were used to repay a portion of the borrowings outstanding under a bridge loan that was used to finance the purchase of Savane in June 1998.

     In addition to the financial covenants discussed above, our Amended Facility and our Amended Real Estate Loan also contain customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, a material adverse change, and certain changes of control at our company. The occurrence of an event of default or a material adverse effect on our company could result in our inability to obtain further borrowings under our Amended Facility and could also result in the acceleration of our obligations under any or all of our credit agreements, each of which could materially and adversely affect our business.

     Our estimate of capital needs is subject to a number of risks and uncertainties that could result in additional capital needs that have not been anticipated. An important source of capital is our ability to begin to generate positive cash flow from operations. This is dependent upon our ability to increase revenues, to generate adequate gross profit from those sales, to reduce excess inventories and to control costs and expenses. Another important source of capital is our ability to borrow under the Amended Facility. We have historically violated certain covenants in our borrowing agreements, and to this point, we have been able to obtain waivers from our lenders allowing us continued access to this source of capital. However, there can be no assurances that we will be able to obtain waivers from our lenders should a violation occur in the future. If our actual revenues are less than we expect or operating or capital costs are more than we expect, our financial condition and liquidity may be materially adversely affected. We may need to raise additional capital either through the issuance of equity or debt securities or additional credit facilities, and there can be no assurance that we would be able to access the credit or capital markets for additional capital.

     During fiscal 2003, we completed construction of an administration building in Tampa, Florida. We have decided not to occupy this building and it is being marketed for sale. Proceeds from the sale of this building, when sold, will be used to pay down borrowings under the Amended Real Estate Loan and the Amended Facility.

     In June 2002, we completed a secondary public offering of 3.0 million shares of common stock. We received net proceeds of approximately $63.2 million, of which approximately $32.0 million was used to repay all outstanding borrowings under our previous revolving credit facility, to pay down a portion of the Real Estate Loan, and to repay certain capital lease obligations. The remaining $31.2 million was used for the payment of the cash portion of the Project Synergy charges, the construction of an administration facility in Tampa, Florida and for working capital and general corporate purposes. (See Part 1, Item 3, Legal Proceedings).

     During fiscal 2002, pursuant to two separate factoring agreements, we factored substantially all our accounts receivable. The factoring agreements provided that the factor pay us an amount equal to the gross amount of our accounts receivable from customers, reduced by certain offsets, including, among other things, discounts, returns and a commission payable by us to the factor. During fiscal 2003, we discontinued factoring of our receivables, and maintained credit insurance for those accounts that we deemed necessary. Effective the first quarter of fiscal 2004, we now maintain credit insurance for all of our customer accounts. This credit insurance includes a deductible of $100,000 per year.

     As a result of our decision to terminate the leases on our corporate aircraft, we paid approximately $4.1 million of cash during the first quarter of fiscal 2004. In connection with the severance of certain executive management we paid approximately $5.1 of cash during the first quarter of fiscal 2004. In connection with the termination of the lease on our El Paso, Texas administration building, we paid approximately $2.2 million of cash during the first quarter of fiscal 2004. We received approximately $1.1 million in the first quarter of fiscal 2004 from the sale of a parcel of land in El Paso, Texas.

     We anticipate using cash in fiscal 2004 for advertising programs to support our Savane® brand. Although the amounts have not yet been quantified, these programs may include local or national advertising campaigns, point of sale items, new labeling and packaging designs, and the use of in store merchandise coordinators. We believe the use of these funds are necessary to support and promote sales of our Savane® brand.

     Capital expenditures were $16.4 million for fiscal 2003 and primarily related to the construction of an administration building in Tampa, Florida, and the upgrade or replacement of various other equipment and computer systems including hardware and software. During fiscal 2004, we anticipate capital expenditures will be approximately $3.5 million, which will primarily be used for the upgrade or replacement of computer systems including hardware and software.

     During fiscal 2003, we used $42.4 million of cash in our operations. This was primarily the result of a net loss of $131.5 million, (which included non-cash expenses of $78.3 million), and a decrease in accounts payable due to reduced production, offset in part by decreases in accounts receivable due to reduced sales. Our finished goods inventory increased in fiscal 2003 due to production delay issues related to the consolidation of our El Paso, Texas operations into our Tampa, Florida operations.

     On September 27, 2003 and September 28, 2002, we had working capital of $83.6 million and $166.2 million, respectively. The decrease in working capital was due to a classification of the outstanding balance on our Facility of $25.7 million to short term (see Note 5 to the consolidated financial statements). The decrease was also due to a reduction of accounts receivable of $26.6 million, offset by an increase in assets held for sale of $6.6 million and an decrease in accounts payable. We expect that our working capital needs will continue to fluctuate based on seasonal changes in sales, accounts receivable and trade accounts payable.

Impact of Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the accounting and disclosure requirements of FIN 45, which resulted in no impact on our financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“the Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation is effective for the Company in the period ending after March 15, 2004. The Company does not expect the Interpretation to have any impact on its consolidated financial statements.

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

     Our financial success is directly related to the success of our customers and the willingness of our customers, in particular our major customers, to continue buying our products. Sales to our five largest customers represented approximately 58.2%, 55.3% and 64.3% of net sales during fiscal 2001, 2002 and 2003, respectively. Sales to Wal-Mart accounted for approximately 15.3%, 14.7% and 20.8% of net sales during fiscal 2001, 2002, and 2003, respectively. Sales to Sam’s Club accounted for approximately 17.6%, 13.4% and 15.8% of net sales during fiscal 2001, 2002 and 2003, respectively.

     We do not have long-term contracts with any of our customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer or by us. Accordingly, the number of unfilled orders at any given time is not indicative of the number that will eventually be shipped. If we cannot timely fill our customers’ orders, our relationships with our customers may suffer, and this could have a material adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our major customers experiences a significant downturn in business, or fails to remain committed to our programs or brands, then these customers may reduce or discontinue purchases from us, which would have a material adverse effect on our business, results of operations and financial condition. Many of our customers are affiliates of other customers and therefore any impact to our relationship with one customer may impact our relationship with other customers.

The apparel industry is heavily influenced by general economic cycles.

     Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of consumers. As a result, any substantial deterioration in general economic conditions, increase in interest rates or any other events or uncertainties that discourage consumers from spending could have a significant effect on our sales and profitability. Overall market sales declined in 2001, 2002 and this trend continued in 2003. This decline has been due in part to declining prices. The calendar year 2001 witnessed a significant reduction in consumer spending in the retail sector due in part to the recession in the United States and the terrorist attacks on September 11, 2001. In calendar year 2002 and 2003, significant declines in the U.S. equity markets and decreased consumer confidence caused reduced spending by consumers. Such conditions may continue or may reoccur. In addition, moderate department stores have experienced declining sales recently, as consumers’ buying habits have changed. This has negatively affected, and may continue to negatively affect, our sales, particularly our Savane® branded programs.

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

     We compete with many domestic and international apparel manufacturers, including brand name and private brand producers and retailers (including our own customers and vertically integrated specialty stores) who have, or may have, the internal capability to develop their products and source their products from independent manufacturers. Our products are also in competition with many designer and non-designer product lines. Our products compete primarily on the basis of price, quality, brand recognition and our ability to satisfy customer orders in a timely manner. Our failure to satisfy any one of these factors could cause our customers to purchase products from our competitors. Intense competition in the apparel industry, has over the past several years, resulted in and may in the future result in significant discounting and lower gross margins. The price deflation is attributable to increased competition, increased product sourcing to lower cost countries, growth of the mass merchant channel of distribution and increased value-consciousness on the part of consumers. This downward pressure on prices may limit our ability to maintain or improve gross margins. Because of our high debt level, we may also be less able to respond effectively to these developments than our competitors who have less financial leverage. Many of our competitors and potential competitors have greater financial, manufacturing and distribution resources than we do. If manufacturers or retailers increase their competition with us, or if our current competitors become more successful in competing with us, we could experience material adverse effects on our business, results of operations and financial condition.

The potential integration, on January 1, 2005, of all textile and apparel quota under the World Trade Organization Agreement on Textiles and Clothing could reduce the competitiveness of apparel assembled in Mexico and the Caribbean Basin under our current business model.

     In accordance with the Agreement on Textiles and Clothing of the World Trade Organization, or WTO, the United States has entered into bilateral trade agreements with a number of other countries, including China. These agreements limit the amount and type of goods that may be imported annually from these countries. As a result of trade preference programs with Mexico and the Caribbean Basin, where we produce and source a majority of our goods, we currently enjoy a competitive advantage over those companies who import goods from countries that are subject to these quotas. Effective January 1, 2005, the United States, with few exceptions, is obligated to remove quotas applicable to goods from all WTO member countries, including China. The removal of these quotas will most likely result in an increase in the amount of goods imported annually from these countries, including China, thereby increasing our competition and potentially having a material adverse effect on our business, results of operations and financial condition.

Fluctuations in the price, availability and quality of the fabrics or other raw materials we use could increase our cost of sales and reduce our ability to meet our customers’ demands.

     The principal fabrics used in our apparel consist of cotton, wool, synthetic and blended fabrics. The price we pay for these fabrics is mostly dependent on the market prices for the raw materials used to produce them, namely cotton, wool, rayon and polyester. Depending on a number of factors, including crop yields and weather patterns, the market price of these raw materials may fluctuate significantly. Some of our suppliers are experiencing financial difficulties. This increases the risk that we will be unable to obtain raw materials at the price or quality or with the ease that we have historically obtained them. Moreover, only a limited number of suppliers are available to supply the fabrics at the level of quality we require. If we have to procure fabrics from sources other than our current suppliers, the quality of the fabric may be significantly different from that obtained from our current suppliers which could result in lost sales. Fluctuations in the price, availability and quality of the fabrics or raw materials could increase our cost of sales and reduce our ability to meet our customers’ demands. We have not entered into transactions to mitigate or hedge risk relating to fluctuation in price. We cannot assure you that we will be able to pass along to our customers all, or any portion of, any increases in the prices paid for the fabrics used in the manufacture of our products.

We may not successfully defend ourselves in the two potential class action lawsuits or the shareholder derivative demand.

     The two lawsuits seeking class action status and the shareholder derivative demand described in Part I, Item 3, Legal Proceedings, are in their early stages of litigation, consequently, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to these cases. If we are not successful in defending ourselves, these lawsuits could have a negative impact on our financial condition.

We depend upon independent manufacturers in the production of our apparel.

     We use independent manufacturers to assemble or produce our products, including the sourcing of full-package imports. We depend on these manufacturers’ ability to finance the assembly or production of goods ordered and to maintain manufacturing capacity. We do not exert direct control over these independent manufacturers, therefore, we may be unable to obtain timely delivery of acceptable products. In addition, we do not have long-term contracts with any of these independent manufacturers and any of these manufacturers may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we cannot be assured of an uninterrupted supply of acceptable quality products from our independent manufacturers. If there is an interruption, we may not be able to substitute suitable alternative manufacturers because such substitutes may not be available, or they may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis.

     We require our independent manufacturers to meet our standards for working conditions, environmental protection and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest cost production. In addition, any failure by our independent manufacturers to adhere to labor or other laws, or any divergence of any independent manufacturer’s labor practices from those generally considered ethical in the United States and the potential negative publicity relating to any of these events could materially harm our business and reputation.

Our ability to successfully conduct assembly and production operations in facilities in foreign countries depends on many factors beyond our control.

     Approximately 75% of our products are assembled or produced by independent manufacturers in the Caribbean Basin and Mexico. The remainder of our products are produced or assembled in other foreign countries. It is possible that we will experience difficulties with these independent manufacturers, including reduced production capacity, failure to meet production deadlines or increases in manufacturing costs. Also, using foreign manufacturers requires us to order products further in advance to account for transportation time. If we overestimate customer demand, we may have to hold goods in inventory, and we may be unable to sell these goods at the same margins as we have in the past. If we underestimate customer demand, we may not be able to fill orders in time.

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

     Our continued success is dependent on retaining our senior management as well as attracting and retaining qualified management, administrative and operating personnel. If we lose any members of our senior management, or if we do not recruit and retain other qualified personnel, then our business, results of operations and financial condition could be materially adversely affected. In November 2002, William W. Compton, one of our founders and our Chief Executive Officer and Chairman of the Board resigned. There can be no assurance that current management can continue to manage our business successfully without Mr. Compton or that Mr. Compton’s departure will not cause disruptions in or otherwise negatively affect our business, customer or supplier relationships or results of operations. Additionally, in August 2003, we terminated Christopher B. Munday, the successor Chief Executive Officer to Mr. Compton, N. Larry McPherson, Executive Vice President, Chief Financial Officer and Treasurer, and Gregory L. Williams, Executive Vice President and General Counsel. Additionally, in August 2003, Michael R. Mitchell, Executive Vice President and President of our Branded

Division resigned. There can be no assurance that current management can continue to manage our business successfully, or that the changes in management will not cause disruptions in or otherwise negatively affect our business, customer or supplier relationships or results of operations.

We have a substantial amount of debt and interest payment requirements that will require successful future operating performance and financial results and that impose important limitations on us.

     We have substantial outstanding indebtedness and are highly leveraged. The degree to which we are leveraged will have important consequences, including the following:

•	a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our debt;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited;

•	our leverage may increase our vulnerability to economic downturns and limit our ability to withstand competitive pressures;

•	our ability to capitalize on significant business opportunities may be limited; and

•	our leverage may place us at a competitive disadvantage in relation to less leveraged competitors.

     Our ability to meet our debt service obligations will depend on our future operating performance and financial results, which will be subject in part to factors beyond our control. Although we believe that our cash flow will be adequate to meet our interest payments, there can be no assurance that we will generate cash flow in the future sufficient to cover our fixed charges and principal payments. If we are unable to generate cash flow in the future sufficient to cover our fixed charges and principal payments and are unable to borrow funds from existing credit facilities or from other sources, we may be required to refinance all or a portion of our existing debt or to sell all or a portion of our assets, either of which may be at terms that are unfavorable to us. There can be no assurance that a refinancing would be possible, nor can there be any assurance as to the timing of any asset sales or the proceeds that we could realize therefrom. In addition, the terms of our debt restrict our ability to sell assets and the use of the proceeds therefrom.

     If for any reason, including a shortfall in anticipated operating cash flow or proceeds from asset sales, we were unable to meet our debt service obligations, we would be in default under the terms of our existing debt. In the event of such a default, some of our lenders could elect to declare certain debt to be immediately due and payable, including accrued and unpaid interest. In addition, such lenders could proceed against the collateral securing the debt, which consists of substantially all of our current and future personal property. Default on our Facility, the restructured Facility our Amended Real Estate Loan, or our senior subordinated notes could result in bankruptcy.

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

     Despite our efforts to the contrary, we may violate the proprietary rights of others. If we were found to violate the proprietary rights of others, or any of our trademarks or trade dress were subjected to some other challenge, we cannot assure you that we would be permitted to continue using these trademarks or trade dress. Furthermore, if we were sued for alleged infringement of another’s proprietary rights, the party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to settle the claim on unfavorable terms or to incur substantial costs to defend the litigation. Moreover, if the party claiming infringement prevails, we could be forced to pay significant damages, or to enter into expensive royalty or licensing arrangements with the prevailing party.

     Pursuant to licensing agreements, we also have certain rights to use trademarks owned by other companies in promoting, distributing and selling their products. We cannot assure you that these licensing agreements will remain in effect or that they will be renewed. In addition, any future disputes concerning these licenses may cause us to incur significant litigation costs or force us to suspend use of the trademarks.

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

     Most of our import operations are subject to bilateral textile agreements between the United States and a number of other countries. These agreements establish quotas for the amount and type of goods that can be imported into the United States from these countries. These agreements allow the United States, in certain circumstances, to impose restraints at any time on the importation of additional or new categories of merchandise. Future bilateral textile agreements may also contain similar restraints. Excluding the countries covered under the Caribbean Basin Trade Partnership Act, or CPTPA, and the North America Free Trade Agreement, or NAFTA, our imported products are also subject to United States customs duties. The United States and the countries in which we manufacture our products may adjust quotas, duties, tariffs or other restrictions that are currently in effect. There are no assurances that any adjustments would benefit us. These same countries may also impose new quotas, duties, tariffs or other restrictions. Furthermore, the United States may bar imports of products that are found to be made by convicts, forced indentured servants or child labor. The United States may also withdraw the “most favored nation” status of certain countries, which could result in the imposition of higher tariffs on products imported from those countries. All of these changes could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in foreign exchange rates may affect our operating results and financial position.

     Fluctuations in foreign exchange rates between the U.S. dollar and the currencies in each of the countries in which we operate may affect the results of out international operations reported in U.S. dollars and the value of such operations’ net assets reported in U.S. dollars. The results of operations and financial condition of our businesses may be affected by the relative strength of the currencies in countries where our products are currently sold. Our results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under the Facility and the Amended Real Estate Loan. As of September 27, 2003, interest rates on borrowings under our Facility and our Amended Real Estate Loan were 4.3% and 5.3%, respectively. If the interest rates on our borrowings average 100 basis points more in fiscal 2004 than they did in fiscal 2003, our interest expense would increase and our loss before income taxes would increase by $337,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

     The information called for by this Item is contained in Item 15 of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information under the captions “Election of Directors” and “Other Matters – Section 16(a) Beneficial Reporting Compliance” in our Proxy Statement for its Annual Meeting of Shareholders to be held on January 28, 2004 (the “2003 Proxy Statement”) is incorporated herein by reference. The information called for by this Item with respect to Executive Officers is set forth in Item 4A of this report under the caption “Executive Officers of the Registrant.”

Board of Directors and Committees

     Board of Directors. The property, affairs and business of the Company are under the general management of its Board of Directors as provided by the laws of the State of Florida and the Bylaws of the Company. The Board of Directors conducts its business through meetings of the full Board and through committees of the Board, and the Board of Directors has appointed standing Audit, Corporate Governance and Nominating, Executive and Stock Option and Compensation Committees of the Board of Directors.

     The Board consists of seven members, one inside director, four independent directors and two outside affiliated directors. The Board has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”) and NASDAQ Rules 4200 and 4350. The Committee on Governance and Nominations periodically reviews the size of the Board and recommends any changes it determines to be appropriate given the needs of the Corporation. Under the Corporation’s Bylaws, the number of members on the Board may be increased or decreased by resolution of the Board.

     During Fiscal 2003, the Board adopted a Corporate Governance Policy. The Board shall review this policy at least annually to ensure the Company’s policies and practices meet the standards suggested by various groups or authorities active in corporate governance and practices of other public companies. Based upon this review, the Company expects to adopt any changes that the Board believes are the best corporate governance policies and practices for the Company. The Company will adopt changes, as appropriate, to comply with Sarbanes-Oxley requirements and any rule changes made by the Securities and Exchange Commission and NASDAQ. The Corporate Governance Policy is shown as Exhibit A in the Company’s 2003 Proxy Statement.

     During fiscal 2003, the Board adopted a Code of Business Conduct and Ethics for its directors and employees to ensure all business, state and federal government regulations, accounting procedures and proper and ethical business methods and practices are maintained at the Company. Also during fiscal 2003, the Company adopted a Code of Ethics/Code of Conduct for its principal executive officer and senior financial officers, which is specific to financial and accounting procedures and reporting as required under Section 406 of Sarbanes-Oxley. The Code of Business Conduct and Ethics and Code of Ethics/Code of Conduct are shown as Exhibits B and C, respectively, in the Company’s 2003 Proxy Statement.

     Audit Committee. The Audit Committee consists of Messrs. Bucay and Pitts and Ms. Gillock, each of whom meet the definitions as having “financial literacy” and of being “independent” as defined under Sarbanes-Oxley. Mr. Pitts serves as Chairman of the Audit Committee. The Audit Committee is responsible to review and maintain the Audit Committee Charter to the standards of Sarbanes-Oxley and NASDAQ. The Audit Committee has the sole authority to engage and discharge, review the independence, qualifications, activities and compensation of the Company’s independent certified public accountants. The Audit Committee recommends to the Board the ratification of the Audit Committee’s appointment of the independent certified public accountants. The Audit Committee must assure regular rotation of the lead and concurring audit partners. The Audit Committee is responsible for the Company’s financial policies, control procedures, accounting staff, internal audit function and reviews and approves the Company’s financial statements. The Audit Committee is responsible for the review of transactions between the Company and any Company officer, director or entity in which a Company officer or director has a material interest. The Audit Committee must develop and maintain procedures for the submission of complaints and concerns about accounting and auditing matters. The Audit Committee must assure CEO and CFO certifications meet their obligations by performing a review and evaluation of the Company’s disclosure controls and procedures. The Audit Committee has the authority to engage the services of an outside advisor when required. The Audit Committee must receive reports from the outside auditor on critical accounting policies, significant accounting judgments and estimates, off-balance sheet transactions and non-GAAP financial measures. The Audit Committee Charter, as Amended November 18, 2003 is shown as Exhibit D, in the Company’s 2003 Proxy Statement.

     The Audit Committee and the Board of Directors have determined that, at present, no one member of the Board meets the qualification for “audit committee financial expert” as defined under Sarbanes-Oxley Section 407. The Board is actively seeking an additional member that would qualify under the standards of “audit committee financial expert” to serve in such capacity.

     Corporate Governance and Nominating Committee. In November 2003, the Company changed its Nominating Committee to become the Corporate Governance and Nominating Committee (“Governance Committee”) and adopted a Corporate Governance Committee Charter. Prior to November 2003, the entire Board served as the Nominating Committee. Messrs. Pitts and Smith and Ms. Gillock constitute the Governance Committee, each of which are “independent” directors. Mr. Smith serves as Chairman of the Governance Committee. The purpose of the Governance Committee is to ensure the Company’s policies and practices meet the standards suggested by various groups or authorities active in corporate governance and practices of other public companies and to select nominees for election as directors of the Company. The Governance Committee will consider those nominees submitted by holders of Common Stock if submitted to the Company on or before November 2, 2004. The Corporate Governance and Nominating Committee Charter is shown as Exhibit F in the Company’s 2003 Proxy Statement.

     Stock Option and Compensation Committee. The Stock Option and Compensation Committee, which administers the Company’s various incentive and stock option plans, consists of Ms. Gillock and Messrs. Bucay and Smith, each of which are “independent.” None of the Committee members have ever been an officer or employee of the Company or any of its subsidiaries. During November 2003, the Stock Option and Compensation Committee adopted a charter to outline its compensation, benefits and management development philosophy and to communicate to shareholders the Company’s compensation policies and the reasoning behind such policies as required by the Securities and Exchange Commission. The Stock Option and Compensation Committee Charter is shown as Exhibit G in the Company’s 2003 Proxy Statement.

     Executive Committee. The Executive Committee consisted of Messrs. Munday, Kagan, Smith, Vallina-Laguera and Williams until January 2003. From January 2003 to August 2003, the Executive Committee members consisted of Messrs. Munday, Kagan, Smith and Vallina-Laguera. From August 2003 to November 2003, the Executive Committee members consisted of Messrs. Bucay, Kagan, Smith and Vallina-Laguera. As of November 2003, the Executive Committee is consists of Messrs. Bucay, Kagan, and Pitts and Ms. Gillock. Mr. Kagan serves as Chairman of the Executive Committee. The Executive Committee met four times during Fiscal 2003. During Fiscal 2003, the Executive Committee adopted a charter to state its authorization, duties and limits of authority. The Executive Committee is responsible for performing all tasks of the Board of Directors on behalf of the Board between meetings of the Board to the extent permitted by the Company’s Bylaws and Florida law. The Executive Committee Charter is shown as Exhibit H in the Company’s 2003 Proxy Statement.

     Legal Committee. The Legal Committee, which reviews company legal compliance issues and litigation consists of Messrs. Bucay, Vallina-Laguera and Pitts. Mr. Bucay serves as Chairman of the Legal Committee. The Legal Committee does not have a charter.

     Committee charters are posted on the Corporate Governance section of the Company’s website, www.tropicalsportswear.com.

Item 11. Executive Compensation

     The information under the captions “Election of Directors – Compensation of Directors” and “Election of Directors – Executive Compensation” in our 2003 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the 2003 Proxy Statement under the captions “Election of Directors – Executive Compensation – Compensation Committee Report on Executive Compensation” and “Shareholder Return Comparison” be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information under the caption “Election of Directors – Stock Ownership” in our 2003 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information under the caption “Election of Directors – Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our 2003 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures provide reasonable assurance that they are alerted on a timely basis to material information relating to Tropical Sportswear Int’l Corporation (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

(b)	Changes in Internal Controls

Since the Evaluation Date, there have not been any changes in our internal controls or other factors that could significantly affect such controls.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Index to Financial Statements

(a) 2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	66
Other schedules are not submitted because they are not applicable.

(a) 3.	Exhibits

The Index to Exhibits attached hereto lists the exhibits that are filed as part of this report.

(b)	Reports on Form 8-K

On July 21, 2003, Tropical Sportswear Int’l Corporation issued a press release to announce the results of its third fiscal quarter ending June 28, 2003.

On August 13, 2003, Tropical Sportswear Int’l Corporation issued a press release to announce changes in senior management and the Board of Directors.

On September 24, 2003, Tropical Sportswear Int’l Corporation issued a Form 8-K to announce that a lawsuit seeking class action status was filed on September 16, 2003, naming the Company and certain current and former officers and directors of the Company as defendants.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Tropical Sportswear Int’l Corporation

     We have audited the accompanying consolidated balance sheets of Tropical Sportswear Int’l Corporation as of September 27, 2003 and September 28, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 27, 2003. Our audits also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tropical Sportswear Int’l Corporation at September 27, 2003 and September 28, 2002, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended September 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As noted in Note 1 to the accompanying financial statements, during fiscal 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 141, Business Combinations. As noted in Note 1 to the financial statements, during fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Tampa, Florida
November 21, 2003,
except for Note 16, as to which the date is
January 12, 2004

TROPICAL SPORTSWEAR INT’L CORPORATION

CONSOLIDATED BALANCE SHEETS
September 27, 2003 and September 28, 2002
(In thousands, except share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,485	$28,284
Marketable securities	—	11,100
Accounts receivable, net	64,355	91,009
Inventories, net	73,293	74,797
Deferred income taxes	45	9,414
Prepaid expenses and other	10,956	13,460
Assets held for sale	6,597	—

Total current assets	159,731	228,064
Property and equipment	70,681	83,380
Less accumulated depreciation and amortization	(35,779)	(34,907)

	34,902	48,473
Other assets	6,710	12,345
Trademarks, net	12,936	12,991
Excess of cost over fair value of net assets of acquired subsidiary, net	—	34,335

Total assets	$214,279	$336,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,679	$40,342
Accrued expenses and other	25,843	20,257
Revolving credit line	25,685	—
Current portion of long-term debt	800	—
Current portion of obligations under capital leases	1,164	1,251

Total current liabilities	76,171	61,850
Long-term debt	107,200	107,000
Obligations under capital leases	572	1,922
Deferred income taxes	601	2,881
Other	6,984	6,183

Total liabilities	191,528	179,836
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $100 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 11,055,042 and 11,040,452 shares issued and outstanding in 2003 and 2002, respectively	111	110
Additional paid in capital	88,575	88,549
Retained earnings (deficit)	(58,617)	72,835
Accumulated other comprehensive loss	(7,318)	(5,122)

Total shareholders’ equity	22,751	156,372

Total liabilities and shareholders’ equity	$214,279	$336,208

See accompanying notes to the consolidated financial statements.

TROPICAL SPORTSWEAR INT’L CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Net sales	$386,723	$463,877	$436,436
Cost of goods sold	345,725	335,470	311,880

Gross profit	40,998	128,407	124,556
Selling, general and administrative expenses	85,369	97,157	88,509
Other charges	65,289	16,130	2,774

Operating income (loss)	(109,660)	15,120	33,273
Other expenses:
Interest expense	12,552	13,349	15,519
Interest income	(333)	(394)	(258)
Other, net	(395)	(1,002)	989

	11,824	11,953	16,250

Income (loss) before income taxes and extraordinary item	(121,484)	3,167	17,023
Provision for income taxes	9,968	1,258	6,593

Income (loss) before extraordinary item	(131,452)	1,909	10,430
Extraordinary item–gain on negative goodwill	—	412	800

Net income (loss)	$(131,452)	$2,321	$11,230

Basic net income (loss) per share:
Income (loss) before extraordinary item	$(11.90)	$0.22	$1.36
Extraordinary item	—	0.05	0.11

Net income (loss) per share	$(11.90)	$0.27	$1.47

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$(11.90)	$0.22	$1.34
Extraordinary item	—	0.04	0.11

Net income (loss) per share	$(11.90)	$0.26	$1.45

See accompanying notes to the consolidated financial statements.

TROPICAL SPORTSWEAR INT’L CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
					Compre-
	Common Stock		Additional	Retained	hensive
			Paid In	Earnings	Income
	Shares	Amount	Capital	(Deficit)	(Loss)	Total

Balance at September 30, 2000	7,638	$76	$17,830	$59,284	$(1,356)	$75,834
Net income	—	—	—	11,230	—	11,230
Foreign currency translation adjustment	—	—	—	—	(1,819)	(1,819)

Total comprehensive income	—	—	—	—	—	9,411
Stock option exercises	59	1	1,021	—	—	1,022

Balance at September 29, 2001	7,697	77	18,851	70,514	(3,175)	86,267
Net income	—	—	—	2,321	—	2,321
Foreign currency translation adjustment, minimum pension liability and other	—	—	—	—	(1,947)	(1,947)

Total comprehensive income	—	—	—	—	—	374
Common stock issuance, net	3,000	30	63,190	—	—	63,220
Stock option exercises	343	3	6,508	—	—	6,511

Balance at September 28, 2002	11,040	110	88,549	72,835	(5,122)	156,372
Net loss	—	—	—	(131,452)	—	(131,452)
Foreign currency translation adjustment, minimum pension liability and other					(2,196)	(2,196)

Total comprehensive loss	—	—	—	—	—	(133,648)
Stock option exercises/awards	15	1	26	—	—	27

Balance at September 27, 2003	11,055	$111	$88,575	$(58,617)	$(7,318)	$22,751

See accompanying notes to the consolidated financial statements.

TROPICAL SPORTSWEAR INT’L CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Operating activities
Net income (loss)	$(131,452)	$2,321	$11,230
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of assets held for sale	15,513	—	—
Gain on disposal of property and equipment	(282)	(504)	(142)
Depreciation and amortization	6,634	7,318	10,149
Impairment of cost over fair value of net assets of acquired subsidiary	34,241	—	—
Provision for allowances and doubtful accounts	1,927	1,129	1,583
Change in excess and slow moving inventory reserve	8,665	(3,593)	(371)
Deferred income taxes	11,640	3,079	2,417
Income tax benefit from exercise of stock options	—	987	85
Extraordinary item-gain on negative goodwill	—	(412)	(800)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	24,727	(5,230)	9,767
Inventories	(7,161)	1,879	424
Prepaid expenses and other assets	5,124	6,468	(1,450)
Increase (decrease) in liabilities:
Accounts payable	(17,663)	4,925	(9,245)
Accrued expenses and other	5,667	(617)	(4,092)

Net cash provided by (used in) operating activities	(42,420)	17,750	19,555
Investing activities
Capital expenditures	(16,429)	(11,008)	(7,882)
Acquisition of subsidiary, net of cash acquired	—	—	(12,440)
Proceeds from sale of property and equipment	884	570	740
Sale (purchase) of marketable securities	11,100	(11,100)	—

Net cash used in investing activities	(4,445)	(21,538)	(19,582)
Financing activities
Proceeds from issuance of long-term debt	8,000	88	236
Proceeds from exercise of stock options & awards	27	5,524	937
Proceeds from sale of common stock	—	63,220	—
Principal payments of long-term debt	(7,865)	(7,302)	(5,470)
Principal payments of capital leases	(1,468)	(1,821)	(1,352)

	Fiscal Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Net proceeds from (repayment of) revolving credit line borrowings	25,685	(32,130)	6,445

Net cash provided by financing activities	24,379	27,579	796
Effect of change in currency translation on cash and cash equivalents	(1,313)	2,779	(822)

Net increase (decrease) in cash and cash equivalents	(23,799)	26,570	(53)
Cash and cash equivalents at beginning of year	28,284	1,714	1,767

Cash and cash equivalents at end of year	$4,485	$28,284	$1,714

See accompanying notes to the consolidated financial statements.

TROPICAL SPORTSWEAR INT’L CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 27, 2003, September 28, 2002, and September 29, 2001
(Tables in thousands, except share and per share amounts)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Tropical Sportswear Int’l Corporation and its wholly-owned subsidiaries, Savane International Corp. (“Savane”) and its subsidiaries, Tropical Sportswear Company, Inc., Duck Head Apparel Company LLC and its subsidiaries, Delta Merchandising, Inc. and Apparel Network Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

     The Company’s principal line of business is the marketing, design, manufacture and distribution of sportswear, primarily men’s and women’s casual pants and shorts. The principal markets for the Company include major retailers within the United States, United Kingdom and other European countries, Mexico, Canada, Australia, and New Zealand. The Company subcontracts a substantial portion of the assembly of its products with independent manufacturers in the Caribbean Basin and Mexico and, at any point in time, a majority of the Company’s work-in-process inventory is located in those countries.

Accounting Period

     The Company operates on a 52/53-week annual accounting period ending on the Saturday nearest September 30th. The fiscal years ended September 27, 2003, September 28, 2002, and September 29, 2001 each contain 52 weeks.

Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share are computed as follows:

	Fiscal Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(131,452)	$2,321	$11,230
Denominator for basic net income (loss) per share:
Weighted average shares of common stock outstanding	11,045,553	8,665,155	7,656,642
Effect of dilutive stock options using the treasury stock method	—	192,344	113,948

Denominator for diluted net income (loss) per share	11,045,553	8,857,499	7,770,590

Net income (loss) per share:
Basic	$(11.90)	$0.27	$1.47

Diluted	$(11.90)	$0.26	$1.45

     At September 27, 2003, September 28, 2002 and September 29, 2001 there were 1.5 million, 1.0 million and 1.4 million stock options, respectively, excluded from the computation of diluted earnings per share because the effect of their inclusion in the calculation would have been anti-dilutive.

Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock Based Compensation,” (“Statement No. 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2003, 2002 and 2001, respectively: risk-free interest rate of 3.9%, 3.4%, and 4.4%; a dividend yield of 0%, 0% and 0%; volatility factor of the expected market price of the Company’s common stock of .83, .49 and .48; and a weighted-average expected life of the option of eight years, seven years, and eight years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for fiscal 2003, 2002 and 2001 is (in thousands except for net income (loss) per share information):

	Year Ended

	September	September	September
	27, 2003	28, 2002	29, 2001

Net income (loss) as reported	$(131,452)	$2,321	$11,230
Estimated fair value of options	(3,168)	(2,728)	(1,646)

Net income (loss) pro forma	$(134,620)	$(407)	$9,584

Basic net income (loss) per share as reported	$(11.90)	$0.27	$1.47
Basic net income (loss) per share pro forma	$(12.19)	$(0.05)	$1.25
Diluted net income (loss) per share as reported	$(11.90)	$0.26	$1.45
Diluted net income (loss) per share pro forma	$(12.19)	$(0.05)	$1.23

Accumulated Other Comprehensive Income (Loss)

     Other comprehensive loss for fiscal 2003, composed primarily of foreign currency translations of $0.4 million, the adjustment of fair value of a cash flow hedge of $(0.1) million, and the change in the Company’s minimum pension liability of $1.9 million, totaled $2.2 million. Other comprehensive loss for fiscal 2002, composed of foreign currency translations of $(0.8) million and the change in the Company’s minimum pension liability of $2.7 million, totaled $1.9 million, (net of income tax benefit of $1.2 million). Other comprehensive loss for fiscal 2001, composed of foreign currency translations of $1.1 million and the fair value of a cash flow hedge of $0.7 million, totaled $1.8 million (net of income tax benefit of $1.1 million). Total comprehensive income (loss) amounted to $(131.7) million, $0.4 million and $9.4 million, for fiscal 2003, 2002 and 2001, respectively.

Revenue Recognition

     Based on its terms of F.O.B. shipping point, the Company records sales upon the shipment of finished products to the customer, net of provisions for sales returns and allowances. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of an arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured.

Foreign Currencies

     Foreign entities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the Shareholders’ equity section as a component of other comprehensive income (loss).

Advertising and Promotion Costs

     Advertising and promotion costs are expensed when the advertising occurs. Advertising and promotion expense was $4.8 million, $7.7 million, and $9.7 million, in fiscal 2003, 2002, and 2001, respectively.

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

     Marketable securities classified as trading consisted of the following:

September 28,
2002

Bonds, cost	$11,100
Bonds, fair value	$11,100

These marketable securities were sold during fiscal 2003.

Accounts Receivables

     Trade receivables are recorded at net realizable value or the amount that the Company expects to collect on gross customer trade receivables. A reserve has been established based on historical experience, in addition to a reserve for specific receivables which may not be fully collectible. Items deemed uncollectible are written off against the reserve for allowances and doubtful accounts. The Company utilizes credit insurance to reduce it exposure to uncollectible accounts.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company records provisions for markdowns and losses on excess and slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value.

Property and Equipment

     Property and equipment are stated at cost. The Company primarily uses straight-line depreciation methods over periods that approximate the assets’ estimated useful lives.

Trademarks

     Trademarks represent the fair value of the Savane® and Farah® trademarks that were acquired with the acquisition of Savane. The trademarks effectively have an indefinite legal life and their value has been amortized through September 29, 2001, on the straight-line basis over a period of 30 years. Effective September 30, 2001, the Company adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“Statement No. 142”), and no longer amortizes the remaining value of its trademarks, but tests them for impairment on a periodic basis. In connection with the Company’s acquisition of Duck Head Apparel Company, Inc. (“Duck Head”) in August 2001, the fair value of the Duck Head® trademarks was estimated at approximately $13.3 million. The fair value assigned to the Duck Head trademark in the allocation of the purchase price was reduced to zero as a result of non long-lived assets exceeding the price the Company paid for Duck Head®. Effective June 6, 2003, the Company sold the Duck Head® trademarks.

Excess of Cost Over Fair Value of Net Assets of Acquired Subsidiary

     The excess of cost over fair value of net assets of acquired subsidiary is primarily related to the acquisition of Savane and has been amortized through September 29, 2001, on the straight-line basis over a period of 30 years. Effective September 30, 2001, the Company adopted Statement No. 142, and ceased amortizing the remaining goodwill from the acquisition of Savane. In connection with the Company’s acquisition of Duck Head, the fair value of Duck Head’s non long-lived assets exceeded the price the Company paid, which in accordance with SFAS No. 142, resulted in an extraordinary gain.

Impairment of Trademarks and the Excess of Cost over Fair Value of Net Assets of Acquired Subsidiary

     Impairment of intangibles not subject to amortization is tested annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset, determined through a discounted cash flow valuation method, with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. During the fourth quarter of fiscal 2003, the Company performed its annual test of impairment of its intangibles that included an independent valuation. As a result of this test and the independent valuation, the Company recorded a goodwill impairment charge of $34.2 million, resulting in the complete write-off of all goodwill related to the 1998 acquisition of Savane International Corp. This charge is included in other charges in the consolidated statements of operations. The Company’s impairment test and independent valuation resulted in no impairment of the value of the Company’s trademarks.

Impairment of Long-Lived Assets

     Impairment losses are recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. When impairment is indicated, a loss is recognized for the excess of the carrying values over the fair values. During the fourth quarter of fiscal 2003, the Company completed construction of a new administration building in Tampa Florida. Subsequent to its completion, the Company determined that it would not occupy its new administration building, therefore, the building is being marketed for sale. The Company recorded a charge of $14.3 million to reduce the carrying amount to its fair value less cost to sell. This charge is included in other charges in the consolidated statements of operations.

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

Derivative Accounting

     The Company adopted the provisions of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), effective October 1, 2000. Under the terms of Statement No. 133, all derivative instruments are required to be accounted for at fair value and recorded on the consolidated balance sheet. The Company had an interest-rate swap agreement (the “Agreement”) which modified the interest characteristics of a portion of its outstanding debt. The Agreement was designated to hedge the interest payments related to a portion of the principal balance of the Company’s variable rate real estate loan. The Agreement involved the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the Agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates changed was accrued and recognized as an adjustment of interest expense related to the debt. The notional amount of the Agreement was $7.0 million and the Agreement was terminated on September 9, 2003, concurrent with the assignment of the real estate loan to which it was related. The loss on termination of the Agreement was $1.0 million and will be amortized over the remaining life of the Amended Real Estate Loan, through June 2006. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources).

Financial Instruments

     The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued expenses, long-term debt and obligations under capital leases and an interest rate swap agreement. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, accounts receivable, accounts payable and accrued expenses: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-term debt and obligations under capital leases: The carrying amount of the Company’s borrowings under its variable rate long-term debt agreements approximate their fair value. The fair value of the Company’s fixed rate long-term debt and obligations under capital leases is estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rate for similar types of borrowing agreements.

Interest-rate swap agreement: The carrying amount was determined using fair value estimates from third parties. This agreement was terminated in September 2003.

The carrying amounts and fair value of the Company’s long-term debt and obligations under capital leases and interest-rate swap agreement are as follows:

	September 27, 2003		September 28, 2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt and obligations under capital leases	$135,421	$148,709	$110,173	$111,701
Interest-rate swap agreement liability	—	—	$(1,161)	$(1,161)

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (Statement No. 141). Statement No. 141 prohibits the use of the pooling-of-interests method for business combinations completed after June 30, 2001, and requires the recognition of intangible assets separately from goodwill. The acquisition of Duck Head in August 2001 was accounted for in accordance with Statement No. 141.

     In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” the Company discontinued the amortization of goodwill and other indefinite lived intangible assets effective September 30, 2001. Amortization expense is included in other expenses in the accompanying statements of income. A reconciliation of previously reported net income (loss) and earnings (loss) per share for fiscal 2003, 2002 and 2001, to the amounts adjusted for the exclusion of amortization net of the related income tax effect follows:

	Fiscal Year Ended

	September	September	September
	27, 2003	28, 2002	29, 2001

Reported net income (loss)	$(131,452)	$2,321	$11,230
Add: Amortization, net of tax	—	—	1,160

Adjusted net income (loss)	$(131,452)	$2,321	$12,390

Basic earnings (loss) per share:
Reported net income (loss)	$(11.90)	$0.27	$1.47
Amortization, net of tax	—	—	0.15

Adjusted net income (loss) per share- basic	$(11.90)	$0.27	$1.62

Diluted earnings (loss) per share:
Reported net income (loss)	$(11.90)	$0.26	$1.45
Amortization, net of tax	—	—	0.15

Adjusted net income (loss) per share-diluted	$(11.90)	$0.26	$1.60

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the accounting and disclosure requirements of FIN 45, which resulted in no impact on the financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“the Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company does not expect the Interpretation to have any impact on its consolidated financial statements. The Interpretation is effective for the Company in the period ending after March 15, 2004.

Statement of Cash Flows

     Supplemental cash flow information:

	Fiscal Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Cash paid for:
Interest	$14,258	$13,320	$14,943
Income taxes	1,233	2,766	4,635

     Capital lease obligations of $0, $750,000, and $1,151,000 were incurred when the Company entered into leases for new equipment in the years ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively.

2. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

	September 27,	September 28,
	2003	2002

Receivable from factor	$—	$86,063
Receivable from trade accounts	71,531	10,196
Reserve for allowances and doubtful accounts	(7,176)	(5,250)

	$64,355	$91,009

     During fiscal 2002, pursuant to two separate factoring agreements, the Company factored substantially all of its accounts receivable. The factoring agreements provided that the factor pay the Company an amount equal to the gross amount of its accounts receivable from customers, reduced by certain offsets, including, among other things, discounts, returns and a commission payable by the Company to the factor. During fiscal 2003, the Company discontinued factoring of its receivables, and maintained credit insurance for those accounts that it deemed necessary. Effective in the first quarter of fiscal 2004, the Company now maintains credit insurance for all customer accounts.

3. INVENTORIES

     Inventories consist of the following:

	September 27,	September 28,
	2003	2002

Raw materials	$6,939	$7,772
Work in process	6,947	18,696
Finished goods	71,479	51,736
Reserve for excess and slow moving inventory	(12,072)	(3,407)

	$73,293	$74,797

4. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following:

	September 27,	September 28,	Life
	2003	2002	(Years)

Land	$4,221	$7,484	—
Land improvements	2,035	2,035	15
Buildings and improvements	16,065	15,748	3–50
Machinery and equipment	43,901	49,445	3–12
Leasehold improvement	3,959	2,496	5–25
Construction in progress	500	6,172	—

	$70,681	$83,380

     During fiscal 2003, 2002 and 2001, the Company capitalized interest cost of $1,010,000, $0, and $107,000, respectively, for buildings and improvements, and machinery and equipment in the process of construction. Total depreciation expense was $6.7 million, $7.3 million, and $8.2 million, for the years ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively.

5. DEBT

     Debt consists of the following:

	September 27,	September 28,
	2003	2002

Revolving credit line	$25,685	$—
Real estate loan	8,000	7,000
Senior subordinated notes	100,000	100,000

	133,685	107,000
Less current maturities	(26,485)	—

Long-term debt	$107,200	$107,000

     On June 6, 2003, the Company renewed its revolving credit line (the “Facility”). The Facility provides for borrowings of up to $95.0 million, subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest based on LIBOR plus an applicable margin (4.3% at September 27, 2003), and are secured by substantially all of the Company’s domestic assets. The Facility matures in June 2006. The Facility contains significant financial and operating covenants if availability under the Facility falls below $20 million. These covenants include a consolidated fixed charge ratio of at least .90x and a ratio of consolidated funded debt to consolidated EBITDA of not more than 5.25x. The Facility also includes prohibitions on the Company’s ability to incur certain additional indebtedness or to pay dividends, and restrictions on its ability to make capital expenditures. As of September 27, 2003, $34.3 million was available for borrowings under the Facility, therefore, the Company was not subject to these covenants as of fiscal 2003 year end. See Note 16 – Subsequent Events for further discussion of covenants and an amendment to the Facility.

     The Facility contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement, whereby remittances from customers reduce borrowings outstanding under the Facility. In accordance with Emerging Issues Task Force 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”, outstanding borrowings under the Facility of $25.7 million have been classified as short-term as of September 27, 2003.

     On May 28, 1999, the Company entered into a real estate loan (“Real Estate Loan”) agreement secured by its distribution center, cutting facility, and administrative offices in Tampa, Florida. The Real Estate Loan was used to refinance $9.5 million outstanding on the Company’s previous real estate loan and to finance up to $6.0 million of the costs related to an expansion of the Tampa, Florida distribution facility. In March 2000, the Real Estate Loan was converted to a secured term loan. Principal and interest payments were paid monthly on the refinanced amount through June 2002. On June 26, 2002, the terms of the Real Estate Loan were amended and the loan required the payment of monthly interest only, with the remaining outstanding principal balance of $7.0 million due on or before May 15, 2008. Under the terms of an interest-rate swap agreement associated with the Real Estate Loan, effectively $7.0 million of borrowings under the Real Estate Loan were associated with the swap agreement.

     On June 28, 2003, the Company violated certain of the financial covenants associated with the Real Estate Loan, which was held by Bank of America, and was in technical default under certain terms of the Real Estate Loan and in technical default under the terms of the Facility, due to the cross default provision. On September 9,

2003, Bank of America assigned the Real Estate Loan to Fleet Capital (“the Amended Real Estate Loan”). Borrowings under the Amended Real Estate Loan bear variable rates of interest based on LIBOR plus an applicable margin (5.3% at September 27, 2003). The Amended Real Estate Loan requires quarterly principal payments of $200,000, which commenced October 1, 2003, and monthly interest payments. The Amended Real Estate Loan contains no financial covenants, however, in an event of default under the Amended Facility the Amended Real Estate Loan would also be in default. The Amended Real Estate Loan matures in June 2006.

     The cross default provision on the Facility, which was triggered by the default on the Real Estate Loan, was waived. In addition, the interest-rate swap agreement was terminated concurrent with Fleet Capital assuming the Amended Real Estate Loan. The terminated interest rate swap agreement has been accounted for within other comprehensive income because the interest payments on the Amended Real Estate Loan will continue through fiscal 2006. As of September 27, 2003, the Amended Real Estate Loan had a balance of $8.0 million.

     The Company has $100 million of senior subordinated notes (the “Notes”) outstanding that were issued through a private placement. Under the terms of the indenture governing the Notes, the Company is paying semi-annual interest at the rate of 11% through June 2008, at which time the entire principal amount is due. The net proceeds from the Notes were used to repay a portion of the borrowings outstanding under a bridge loan that was used to finance the purchase of Savane in June 1998.

     In addition to the financial covenants discussed above, the Amended Facility and the Amended Real Estate Loan also contain customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, a material adverse change, and certain changes of control at the Company. The occurrence of an event of default or a material adverse effect on the Company could result in its inability to obtain further borrowings under the restructured Facility and could also result in the acceleration of its obligations under any or all of our credit agreements, each of which could materially and adversely affect the business.

     In June 2002, the Company completed a secondary public offering of 3.0 million shares of common stock. The Company received net proceeds of approximately $63.2 million, of which approximately $32.0 million was used to repay all outstanding borrowings under the Company’s previous revolving credit facility, to pay down a portion of the Real Estate Loan, and to repay certain capital lease obligations. The remaining $31.2 million was used for the payment of the cash portion of the Project Synergy charges, the construction of an administration facility in Tampa, Florida and for working capital and general corporate purposes. (See Part 1, Item 3, Legal Proceedings).

     The scheduled maturities of long-term debt are as follows:

Fiscal Year	Amount

2004	$800
2005	800
2006	32,085
2007	—
2008	100,000
Thereafter	—

     Total accrued interest related to debt as of September 27, 2003 and September 28, 2002 was $3.4 million in each fiscal year.

6. LEASES

     The Company leases administrative facilities, production facilities, and certain equipment under non-cancelable leases. Future minimum lease payments under operating leases and the present value of future minimum capital lease payments as of September 27, 2003 are as follows:

	Operating	Capital
Fiscal Year	Leases	Leases

2004	2,714	1,255
2005	1,832	408
2006	1,560	198
2007	1,446	18
2008	4,895	—
Thereafter	581	—

Total minimum lease payments	$13,028	1,879

Less amount representing interest		(143)

Present value of minimum capital lease payments		1,736
Less current installments		(1,164)

		$572

     The following summarizes the Company’s assets under capital leases:

	September 27,	September 28,
	2003	2002

Machinery and equipment	$8,939	$9,332
Accumulated amortization	5,232	4,012

     Amortization of assets under capital leases has been included in depreciation. Total rental expense for operating leases for fiscal 2003, 2002, and 2001, was $4.9 million, $6.2 million, and $4.4 million, respectively.

7. INCOME TAXES

     Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

     For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Domestic	$(120,315)	$2,664	$15,808
Costa Rica	210	198	7
Australia	(560)	(1,499)	(321)
United Kingdom	2,838	2,258	1,397
Mexico	(1,774)	173	(60)
Hong Kong	(2,150)	(716)	23
Other	267	89	169

	$(121,484)	$3,167	$17,023

     The components of the income tax provision (benefit) are as follows:

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Current:
Federal	$(1,968)	$(2,283)	$3,627
State	(133)	(267)	409
Australia	—	(449)	—
United Kingdom	907	243	23
Other foreign	194	7	118

	(1,000)	(2,749)	4,177
Deferred:
Federal	10,934	3,974	2,798
State	(62)	129	(273)
Australia	—	—	(109)
Other foreign	96	(96)	—

	10,968	4,007	2,416

	$9,968	$1,258	$6,593

     The reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s income tax provision is as follows:

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Income tax expense (benefit) at Federal statutory rate (35% in 2003, 2002 and 2001)	$(42,519)	$1,108	$5,957
State taxes, net of Federal tax benefit	(2,663)	(299)	160
Income (losses) of foreign subsidiaries	1,510	55	7
Amortization of goodwill	10,422	—	399
Meals and entertainment	58	121	105
Increase in valuation allowance	40,427	—	—
Subpart F income	—	204	38
Other	2,733	69	(73)

	$9,968	$1,258	$6,593

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Certain of the Company’s foreign subsidiaries have undistributed accumulated earnings of approximately $19.4 million, as adjusted for U.S. tax purposes at September 27, 2003. No U.S. tax has been provided on the undistributed earnings because the Company intends to indefinitely reinvest such earnings in the foreign operations. The amount of the unrecognized deferred tax liability associated with the undistributed earnings that have not been previously taxed in the U.S. was approximately $4.2 million at September 27, 2003. If earnings are repatriated, foreign tax credits can offset a portion of the U.S. tax on such earnings. The amount of $4.2 million has been calculated net of the foreign tax credits.

     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 27, 2003 and September 28, 2002 are presented below:

	Year Ended

	September 27,	September 28,
	2003	2002

Deferred tax assets:
Accounts receivable	$2,943	$1,021
Inventory	4,009	3,810
U.S. Federal NOL carryforwards	26,371	7,440
U.S. State NOL carryforwards	4,158	2,045
Foreign NOL carryforwards	—	887
Tax credits	588	298
Depreciation	145	—
Accrued exit costs – U.S.	2,139	3,190
Accrued exit costs – foreign	553	648
Other accrued expenses and reserves – U.S.	11,526	6,737
Other accrued expenses and reserves-foreign	—	220

Total deferred tax assets	52,432	26,296

Deferred tax liabilities:
Depreciation	—	(5,172)
Trademarks	(5,003)	(5,003)
Other items	(4,463)	(3,065)

Total deferred tax liabilities	(9,466)	(13,240)

Net deferred tax asset	42,966	13,056
Valuation allowance	(44,157)	(2,790)

Deferred tax asset (liability), net of valuation allowance	$(1,191)	$10,266

Classified as follows:
Current asset	$45	$9,414
Non-current asset	140	3,733
Current liability	(775)	—
Non-current liability	(601)	(2,881)

	$(1,191)	$10,266

     A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For fiscal 2003 and 2002, management determined that respective valuation allowances of $44.1 million and $2.8 million, respectively, were necessary to reduce the deferred tax assets relating to certain state net operating loss carryforwards, foreign net operating loss carryforwards, foreign tax credit carryforwards and other accruals not expected to result in a future realizable benefit.

     For domestic purposes, the Company has Federal net operating loss carryforwards for tax purposes of approximately $74.3 million, which will expire through 2023. The net operating loss carryforwards will be subject to certain tax law provisions that limit the utilization of net operating losses that were generated in pre-acquisition years and were acquired through changes in ownership. These limitations were considered during management’s evaluation of the need for a valuation allowance. The Company has AMT credit carryforwards of $588,000, which carry forward indefinitely.

8. SALE OF DUCK HEAD® TRADEMARKS

     On August 9, 2001, the Company completed the acquisition of 100% of the outstanding stock of Duck Head Apparel Company, Inc. (“Duck Head”). The total purchase price, including cash paid for common stock acquired, cash paid for the fair value of outstanding stock options, and cash paid for fees and expenses, amounted to $17.9 million. Cash acquired totaled $5.5 million. The acquisition of Duck Head was made to expand the Company’s portfolio of brands.

     The acquisition was accounted for using the purchase method of accounting and the results of operations for Duck Head have been included in the consolidated statements of income since the acquisition date. The preliminary fair value of identifiable tangible and intangible net assets acquired was $28.2 million. This resulted in an initial excess of the fair value of the net assets acquired over the purchase price of approximately $10.3 million. The Company then reduced the fair value assigned to Duck Head’s long-lived assets, including trademarks and property and equipment from $9.5 million to zero. The remaining $800,000 was recorded as an extraordinary gain in the consolidated statement of income in fiscal 2001. Final adjustments to the purchase price of Duck Head resulted in an additional extraordinary gain, which was recorded in fiscal 2002.

     On June 2, 2003, the Company sold its Duck Head® trademarks to Goody’s Family Clothing, Inc. (“Goody’s”) for $4.0 million in cash. Under the purchase agreement, the Company continued to sell Duck Head® branded products through the end of fiscal 2003. Goody’s also assumed all licenses associated with the Duck Head® trademarks. In connection with the sale, the Company recorded a net gain of $3.7 million, which is net of expenses related to the sale and a reduction of certain of the remaining assets, including inventory. In connection with the sale of the Duck Head® trademarks, all of the Duck Head® retail outlet stores were closed in September 2003. The cash costs associated with the closure of the retail stores was approximately $0.7 million.

9.     RESTRUCTURING OF SAVANE INTERNATIONAL CORP.

     The Company has remaining accrued liabilities related to the 1998 acquisition of Savane International Corp. of approximately $437,000 related to exit costs which consists of estimated lease termination costs and related expenses. The activity in the exit accruals related to this acquisition during fiscal 2003, 2002 and 2001 were as follows:

	Year Ended

		September	September
	September 27,	28,	29,
	2003	2002	2001

Beginning balance	$2,216	$5,150	$5,592
Cash payments	(1,779)	(484)	(132)
Non-cash reductions	—	(2,450)	(310)

Ending balance	$437	$2,216	$5,150

     On April 18, 2002, the Company announced a plan to consolidate the administrative, cutting and related functions of the Savane division in El Paso, Texas into the Tampa, Florida facility. The Company completed the physical consolidation in the second fiscal quarter ending March 29, 2003. As part of the consolidation, the Company has vacated its El Paso, Texas administration building and terminated the associated lease obligation, and vacated its El Paso, Texas cutting facility.

     As a result of these initiatives (internally referred to as “Project Synergy”), the Company recorded a pre-tax charge totaling approximately $16.1 million in fiscal 2002 for severance ($3.1 million), relocation (recognized as incurred) ($2.5 million), lease terminations ($2.8 million), asset write-downs ($5.7 million) and other related costs ($2.0 million) included in other charges in the accompanying statements of operations. As of September 27, 2003, the Company has approximately $2.7 million accrued, related to exit costs, which consists of lease terminations. The activity in the exit accruals related to Project Synergy during fiscal 2003 and 2002 were as follows:

	Year ended	Year ended
	September 27, 2003	September 28, 2002

Beginning balance	$4,295	$—
Non-cash additions	1,986	6,016
Non-cash reductions	(2,490)	—
Cash payments	(1,052)	(1,721)

Ending balance	$2,739	$4,295

Fiscal 2003 non-cash additions related primarily to reserves for lease terminations. Fiscal 2003 non-cash reductions primarily related to reserves for severance and other related costs.

10. COMMITMENTS AND CONTINGENCIES

     In May 2003, the Company transitioned the Victorinox® apparel division to Swiss Army Brands, Inc. (“Swiss Army”). In connection with the transition, Swiss Army is currently disputing certain aspects of the transition agreement and have not paid the Company approximately $4.8 million, which the Company believes is due under the transition agreement. On June 3, 2003, the Company filed a declaratory judgment action against Swiss Army, seeking judicial interpretation of the agreement. Swiss Army agreed to mediation in an attempt to resolve the issue, which resulted in an impasse. There can be no assurance that all or any part of the $4.8 million will be collected in its entirety.

     As of September 27, 2003, the Company had approximately $13.3 million of outstanding trade letters of credit with various expiration dates through March 2004.

     Two lawsuits seeking class action status were filed on September 16, 2003 and October 2, 2003, in the U.S. District Court for the Middle District of Florida, Tampa Division, on behalf of all persons who purchased or otherwise acquired the securities of the Company during the period from April 17, 2002 through January 20, 2003 (the “Class Period”). The lawsuits name the Company and certain current and former officers and directors of the Company as defendants. The lawsuits make a number of allegations against the defendants, including allegations that during the Class Period, the defendants materially misled the investing public by publicly issuing false and misleading statements and omitting to disclose material facts concerning the Company’s operations and performance and the retail market for its goods. The Company has not yet responded to either complaint and intends to vigorously defend these lawsuits. Because these cases are in the early stages of litigation, the Company is unable to form a reasonable estimate of potential loss, if any, and has not established any reserves related to these cases.

     On October 30, 2003, a purported shareholder sent to the Company a shareholder derivative demand pursuant to Florida Statute Section 607.07401 demanding, among other things, that the Company institute litigation against current and former officers and directors Michael Kagan, Eloy Valline-Laguera and William Compton. The demand contends that the Company should attempt to recover from these officers and directors their proceeds of certain stock sales in July 2002. The Company has not yet responded to the demand, and no litigation has been commenced yet.

     Other than the items noted above, the Company is subject to various claims and lawsuits arising in the normal course of business, that the Company does not believe could reasonably be expected to have a material adverse effect on the Company’s business, financial position or results of operations.

11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

     The Company has a 401(k) profit sharing plan under which all domestic employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually and is employed as of December 31 of each plan year. For fiscal 2003, 2002, and 2001, the Company recorded expenses of $509,000, $681,000, and $584,000, respectively, related to the plan.

     Certain non-U.S. employees participate in defined contribution plans with varying vesting and contribution provisions. For fiscal 2003, 2002 and 2001, the Company recorded expenses of $255,000, $229,000 and $263,000, respectively, related to these plans.

Defined Benefit Plan

     Under the defined benefit plan, which covers certain Savane distribution center associates, the basic monthly pension payable to a participant upon normal retirement equals the product of the participant’s monthly benefit rate times the number of years of credited service. Assets of the defined benefit plan are invested primarily in U.S. government obligations, corporate bonds, and equity securities.

     The Company’s policy is to fund accrued pension cost when such costs are deductible for tax purposes. Net periodic pension cost for the years ended September 27, 2003 and September 28, 2002, included the following components:

	September 27,	September 28,
	2003	2002

Service cost-benefits earned during the period	$38	$37
Interest cost on projected benefit obligation	573	588
Estimated return on plan assets	(508)	(690)
Net amortization and deferral	295	206

Net periodic pension cost	$398	$141

     The following table sets forth the funded status of the defined benefit plan:

	September	September
	27,	28,
	2003	2002

ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATION:
Accumulated benefit obligation	$10,667	$8,868
Projected benefit obligation	10,667	8,868
Plan assets at market value	6,267	6,358

Funded status	(4,400)	(2,510)
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,400)	$(2,510)
Intangible asset		8
Accumulated other comprehensive expense	5,885	4,385

Net amount recognized	$1,485	$1,883

     The following table provides a reconciliation of beginning and ending balances of the benefit obligation of the defined benefit plan:

	September	September
	27,	28,
	2003	2002

CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation, beginning of year	$8,868	$8,201
Service cost	38	37
Interest cost	573	588
Benefits paid	(913)	(763)
Actuarial (gain) loss	2,101	805

Projected benefit obligation, end of year	$10,667	$8,868

     The following table provides a reconciliation of the beginning and ending balances of the fair value of plan assets of the defined benefit plan:

	September	September
	27,	28,
	2003	2002

CHANGE IN PLAN ASSETS:
Plan assets at fair value, beginning of year	$6,358	$7,580
Actual return on plan assets	822	(459)
Benefits paid	(913)	(763)

Plan assets at fair value, end of year	$6,267	$6,358

     In determining the benefit obligations and service cost of the Company’s defined benefit plan, a weighted average discount rate of 6.00% and 6.75% was used for fiscal 2003 and fiscal 2002, respectively, and an expected long-term rate of return on plan assets of 8.50% was used for fiscal 2003 and fiscal 2002.

12. STOCK OPTION PLANS

     The Company has adopted various stock option plans, which combined reserve 3,560,000 shares of the Company’s common stock for future issuance. The per share exercise price of each stock option granted under these plans will be equal to the quoted fair market value of the stock on the date of grant.

     A summary of the Company’s stock option activity, and related information follows:

	Fiscal 2003		Fiscal 2002		Fiscal 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Options	Share	Options	Share	Options	Share

Outstanding – beginning of Year	1,239,557	$17.98	1,471,996	$16.52	1,421,881	$16.58
Granted	841,909	5.53	279,580	22.89	233,680	17.56
Exercised	(1,250)	5.05	(343,120)	16.07	(59,605)	15.85
Canceled/expired	(524,622)	16.01	(168,899)	17.23	(123,960)	18.18

Outstanding-end of year	1,555,594	$11.92	1,239,557	$17.96	1,471,996	$16.64

Weighted-average fair value of options granted during the year		$4.67		$17.98		$14.66

     The exercise price range of outstanding and exercisable options as of September 27, 2003 follows:

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices			Options	Life	Price	Options	Price

$4.96	–	$5.05	546,115	9.37	$5.02	364,221	$5.01
$5.20	–	$13.88	390,879	7.91	$8.81	231,771	$11.09
$14.00	–	$19.69	391,258	6.86	$18.21	337,529	$18.13
$19.75	–	$27.75	227,342	7.41	$23.01	182,683	$22.85

$4.96	–	$27.75	1,555,594	8.09	$11.92	1,116,204	$13.16

     The weighted-average remaining contractual life of the outstanding options is eight years. The initial term for options is generally ten years. The vesting period is three years for 727,085 options, two years for 271,850 options, one year for 100,000 options and 456,659 options were immediately vested.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations:

					Net	Net
			Net		Income	Income
			Income (Loss)		(Loss)	(Loss)
			Before	Net	Per	Per
	Net	Gross	Extraordinary	Income	Share –	Share –
	Sales	Profit	Item	(Loss)	Basic	Diluted

Year Ended September 27, 2003 (a)
First Quarter	$99,041	$20,794	$(5,018)	($5,018)	$(0.45)	$(0.45)
Second Quarter	112,725	23,029	638	638	0.06	0.06
Third Quarter	96,732	9,026	(30,564)	(30,564)	(2.75)	(2.75)
Fourth Quarter	78,225	(11,851)	(96,508)	(96,508)	(8.73)	(8.73)
Year Ended September 28, 2002 (b)
First Quarter	$110,011	$31,633	$2,958	$2,958	$0.38	$0.38
Second Quarter	120,610	33,917	3,669	3,669	0.47	0.46
Third Quarter	116,262	31,407	(5,631)	(5,631)	(0.69)	(0.69)
Fourth Quarter	116,994	31,450	913	1,325	0.12	0.12

(a)	Includes the effect of certain other pre-tax charges as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)	Includes the effect of the pre-tax Project Synergy charges of $12.3 million and $3.8 million, respectively, in the third and fourth quarters of fiscal 2002.

14. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has one reportable segment, the design, sourcing and marketing of sportswear apparel. The information for this segment is the information used by the Company’s chief operating decision-maker to evaluate operating performance. International sales represented approximately 12.4%, 10.5%, and 9.1% of net sales for fiscal 2003, 2002 and 2001, respectively. No individual foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented. Long-term assets of international operations represented approximately 4.1%, 2.3% and 2.3% of the Company’s long-term assets at September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

     In fiscal 2003, Wal-Mart, Sam’s, and Kohl’s accounted for approximately 20.8%, 15.8% and 10.5%, respectively, of consolidated net sales. In fiscal 2002, Wal-Mart, Sam’s and Kohl’s accounted for approximately 14.7%, 13.4% and 9.9%, respectively, of consolidated net sales. In fiscal 2001, Sam’s and Wal-Mart accounted for approximately 17.6% and 15.4%, respectively, of consolidated net sales.

15. SUPPLEMENTAL COMBINED CONDENSED FINANCIAL INFORMATION

     The Notes (see Note 5) are jointly and severally guaranteed by the Company’s domestic subsidiaries. The wholly-owned foreign subsidiaries are not guarantors with respect to the Notes and do not have any credit arrangements senior to the Notes except for their local overdraft facility and capital lease obligations.

     The following is the supplemental combined condensed statement of operations and cash flows for the three years ended September 27, 2003, and the supplemental combined condensed balance sheets as of September 27, 2003 and September 28, 2002. The only intercompany eliminations are the normal intercompany sales, borrowing and investments in wholly-owned subsidiaries. Separate complete financial statements of the guarantor subsidiaries are not presented because management believes that they are not material to investors.

	Year Ended September 27, 2003

			Non-
	Parent	Guarantor	Guarantor
Statements of Operations	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$192,433	$148,393	$48,064	$(2,167)	$386,723
Gross profit	24,373	2,735	14,221	(331)	40,998
Operating income (loss)	(44,154)	(65,671)	165	—	(109,660)
Interest, income taxes and other, net	11,020	8,338	2,434	—	21,792
Net loss	(55,174)	(74,009)	(2,269)	—	(131,452)

	Year Ended September 28, 2002

			Non-
	Parent	Guarantor	Guarantor
Statements of Operations	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$204,653	$211,519	$48,689	$(984)	$463,877
Gross profit	50,525	61,414	16,468	—	128,407
Operating income (loss)	18,899	(3,989)	210	—	15,120
Interest, income taxes and other, net	8,065	4,889	(276)	121	12,799
Net income (loss)	10,834	(8,878)	486	(121)	2,321

	Year Ended September 29, 2001

			Non-
	Parent	Guarantor	Guarantor
Statements of Operations	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$188,956	$208,359	$41,837	$(2,716)	$436,436
Gross profit	44,977	65,418	14,161	—	124,556
Operating income	12,740	19,243	1,290	—	33,273
Interest, income taxes and other, net	6,185	14,510	404	944	22,043
Net income	6,555	4,733	886	(944)	11,230

	September 27, 2003

			Non-
	Parent	Guarantor	Guarantor
Balance Sheets	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$218	$440	$3,827	$—	$4,485
Marketable securities	—	—	—	—	—
Accounts receivable	33,740	22,174	8,441	—	64,355
Inventories	31,945	30,818	10,530	—	73,293
Other current assets	9,703	4,903	2,992	—	17,598

Total current assets	75,606	58,335	25,790	—	159,731
Property and equipment, net	27,627	5,318	1,957	—	34,902
Other assets	157,597	6,706	(14,071)	(130,586)	19,646

Total assets	$260,830	$70,359	$13,676	$(130,586)	$214,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$38,036	$5,480	$5,006	—	$48,522
Current portion of revolving credit line, long-term debt and capital lease obligations	26,738	892	19	—	27,649

Total current liabilities	64,774	6,372	5,025	—	76,171
Long-term debt and noncurrent portion of capital lease obligations	107,590	87	95	—	107,772
Other noncurrent liabilities	510	6,968	107	—	7,585
Shareholders’ equity	87,956	56,932	8,449	(130,586)	22,751

Total liabilities and shareholders’ equity	$260,830	$70,359	$13,676	$(130,586)	$214,279

	September 28 2002

			Non-
	Parent	Guarantor	Guarantor
Balance Sheets	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$24,274	$167	$3,843	$—	$28,284
Marketable securities	11,100	—	—	—	11,100
Accounts receivable	44,317	36,045	10,647	—	91,009
Inventories	34,867	31,050	8,880	—	74,797
Other current assets	10,494	9,234	3,146	—	22,287

Total current assets	125,052	76,496	26,516	—	228,064
Property and equipment, net	37,152	8,759	2,562	—	48,473
Other assets	135,189	68,557	(6,638)	(137,437)	59,671

Total assets	$297,393	$153,812	$22,440	$(137,437)	$336,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$43,265	$12,394	$5,161	$(221)	$60,599
Current portion of long-term debt and capital lease obligations	274	948	29	—	1,251

Total current liabilities	43,539	13,342	5,190	(221)	61,850
Long-term debt and noncurrent portion of capital lease obligations	107,643	1,178	101	—	108,922
Other noncurrent liabilities	1,170	6,864	30	—	9,064
Shareholders’ equity	145,041	131,428	17,119	(137,216)	156,372

Total liabilities and shareholders’ equity	$297,393	$153,812	$22,440	$(137,216)	$336,208

	Year Ended September 27, 2003

			Non-
	Parent	Guarantor	Guarantor
Statements of Cash Flows	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(45,650)	$3,472	$(242)	$—	$(42,420)
Net cash provided by (used in) investing activities	(4,010)	(497)	62	—	(4,445)
Net cash provided by (used in) financing activities	25,600	2,099	(3,320)	—	24,379
Other	4	(4,801)	3,484	—	(1,313)
Net increase (decrease) in cash	(24,056)	273	(16)	—	(23,799)
Cash and cash equivalents, beginning of year	24,274	167	3,843	—	28,284
Cash, end of year	218	440	3,827	—	4,485

	Year Ended September 28, 2002

			Non-
	Parent	Guarantor	Guarantor
Statements of Cash Flows	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$15,424	$282	$2,044	$—	$17,750
Net cash provided by (used in) investing activities	(20,238)	(1,088)	(212)	—	(21,538)
Net cash provided by (used in) financing activities	29,294	(1,418)	(297)	—	27,579
Other	(396)	2,142	1,033	—	2,779
Net increase (decrease) in cash	24,084	(82)	2,568	—	26,570
Cash, beginning of year	190	249	1,275	—	1,714
Cash and cash equivalents, end of year	24,274	167	3,843	—	28,284

	Year Ended September 29, 2001

			Non-
	Parent	Guarantor	Guarantor
Statements of Cash Flows	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$14,709	$4,131	$715	$—	$19,555
Net cash provided by (used in) investing activities	(16,192)	(2,933)	(457)	—	(19,582)
Net cash provided by (used in) financing activities	1,502	(149)	(557)	—	796
Other	—	(822)	—	—	(822)
Net increase (decrease) in cash	19	227	(299)	—	(53)
Cash, beginning of year	171	22	1,574	—	1,767
Cash, end of year	190	249	1,275	—	1,714

16. SUBSEQUENT EVENTS

     On December 15, 2003, the Company paid the semi-annual interest payment of $5.5 million to the holders of its senior subordinated notes. On December 16, 2003, availability under the Facility fell below $20 million, triggering financial covenants which were violated. This caused the Company to be in technical default under the Facility. On January 12, 2004, the Company amended the Facility (the “Amended Facility”) with Fleet Capital, which among other things reduces aggregate borrowings to $70 million. The default under the Facility was waived on January 12, 2004 by the terms of the Amended Facility. Although the Amended Facility provides for borrowings of up to $70 million, the amount that can be borrowed at any given time is based upon a formula that takes into account, among other things, eligible accounts receivable and inventory, which can result in borrowing availability of less than the full amount. Additionally, the Amended Facility also contains a $10 million availability reserve base and higher rates of interest than the Facility. The Amended Facility contains monthly financial covenants of minimum EBITDA levels which begin February 2004, and a consolidated fixed charge coverage ratio and consolidated EBIT to consolidated interest expense ratio which begin March 2005. The fiscal 2004 minimum EBITDA levels are cumulative month amounts beginning in the second quarter of fiscal 2004. The minimum EBITDA threshold for fiscal 2004 ranges from $1.8 million for the two months ending February 29, 2004 to $11.8 million for the nine months ending September 30, 2004. While the Company believes its operating plans, if met, will be sufficient to assure compliance with the terms of the Amended Facility, there can be no assurances that the Company will be in compliance through fiscal 2004.

     On January 12, 2004, the Amended Real Estate Loan was further amended to increase the loan by $2.0 million, to increase the interest rate, and to require additional quarterly principal payments of $50,000, which commence April 1, 2004. The $2.0 million of additional borrowings was used to pay down borrowings under the Facility.

TROPICAL SPORTSWEAR INT’L CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

     Reserve for sales returns and allowances:

		Additions

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
	of Period	Expenses	Accounts		Deductions	of Period

Year Ended:
September 29, 2001	$1,998	$1,596	$540	(1)	$13	$4,121

September 28, 2002	$4,121	$1,493	($364	)(2)	$—	$5,250

September 27, 2003	$5,250	$1,941	$—		$15	$7,176

     Reserve for excess and slow-moving inventory:

		Additions

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
	of Period	Expenses	Accounts		Deductions	of Period

Year Ended:
September 29, 2001	$4,467	$1,250	$2,904	(1)	$1,621	$7,000

September 28, 2002	$7,000	$1,234	($2,330	)(2)	$2,497	$3,407

September 27, 2003	$3,407	$12,337	$—		$3,672	$12,072

     Deferred tax asset valuation allowance:

		Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

Year Ended:
September 29, 2001	$2,200	$—	$1,763 (1)	$123	$3,840

September 28, 2002	$3,840	$509	$—	$1,559	$2,790

September 27, 2003	$2,790	$40,427	$940 (3)	$—	$44,157

(1)	Represents balance acquired as a result of the acquisition of Duck Head Apparel Company, Inc. in August 2001.

(2)	Represents reduction of reserves related to the acquisition of Duck Head Apparel Company, Inc.

(3)	Represents reserve for pension liability and fair value of a cash flow hedge established through comprehensive income.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 12th day of January 2004.

TROPICAL SPORTSWEAR INT’L CORPORATION

By:	/s/ Michael Kagan

Michael Kagan
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Michael Kagan and Robin J. Cohan and each of them individually, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and this requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Eloy S. Vallina-Laguera	Chairman of the Board	January 12, 2004

Eloy S. Vallina-Laguera

/s/ Michael Kagan	Chief Executive Officer	January 12, 2004
and Director
Michael Kagan

/s/ Robin J. Cohan	Executive Vice President,	January 12, 2004
Chief Financial Officer and Treasurer
Robin J. Cohan	(Principal Accounting Officer)

/s/ Charles J. Smith	Director	January 12, 2004

Charles J. Smith

/s/ Leslie J. Gillock	Director	January 12, 2004

Leslie J. Gillock

/s/ Benito F. Bucay	Director	January 12, 2004

Benito F. Bucay

/s/ Martin W. Pitts	Director	January 12, 2004

Martin W. Pitts

/s/ Eloy Vallina Garza	Director	January 12, 2004

Eloy Vallina Garza

PART IV

Item 15. Index to Exhibits

Exhibit
Number	Description

*3.1	Amended and Restated Articles of Incorporation of Tropical Sportswear Int’l Corporation (filed as Exhibit 3.1 to Tropical Sportswear Int’l Corporation’s Form 10-Q filed May 14, 2002).

3.2	Amended and Restated By-Laws of Tropical Sportswear Int’l Corporation (filed herewith).

*4.1	Specimen Certificate for the Common Stock of Tropical Sportswear Int’l Corporation (filed as Exhibit 4.1 to Amendment No. 1 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-1 filed October 2, 1997).

*4.2	Shareholders’ Agreement dated as of September 29, 1997 among Tropical Sportswear Int’l Corporation, William W. Compton, the Compton Family Limited Partnership, Michael Kagan, the Kagan Family Limited Partnership, Shakale International, S.A. and Accel, S.A. de C.V. (filed as Exhibit 4.2 to Amendment No. 1 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-1 filed October 2, 1997).

*4.3	Indenture dated as of June 24, 1998 among Tropical Sportswear Int’l Corporation, the Subsidiary Guarantors named therein, and SunTrust Bank, Atlanta, as trustee (filed as Exhibit 4.4 to Tropical Sportswear Int’l Corporation’s Form S-4 filed August 20, 1998).

*4.4	Shareholder Protection Rights Agreement, dated as of November 13, 1998, between Tropical Sportswear Int’l Corporation and Firstar Bank Milwaukee, N.A. (which includes as Exhibit B thereto the Form of Right Certificate) (filed as Exhibit 99.1 to Tropical Sportswear Int’l Corporation’s Form 8-K dated November 13, 1998).

*4.5	Amendment No. 1 to Shareholder Protection Rights Agreement, dated as of September 3, 2002 between Tropical Sportswear Int’l Corporation and Computershare Investor Services, LLC (filed herewith)

*4.6	Supplemental Indenture No. 1 dated as of August 23, 2000 among Tropical Sportswear Int’l Corporation, each of the New Subsidiary Guarantors named therein, and SunTrust Bank, Atlanta, as trustee (filed as Exhibit 4.5 to Tropical Sportswear Int’l Corporation’s Annual Report on Form 10-K filed December 19, 2000).
*10.1	Loan Agreement dated as of May 28, 1999 between Tropical Sportswear Int’l Corporation and NationsBank N.A. (filed as Exhibit 10.1 to Tropical Sportswear Int’l Corporation’s Quarterly Report on Form 10-Q filed August 12, 1999).

*10.2	Loan and Security Agreement dated June 10, 1998 (the “Loan and Security Agreement”) among Tropical Sportswear Int’l Corporation, Tropical Sportswear Company, Inc., Savane International Corp. and Apparel Network Corporation, as borrowers, the Lenders named therein and Fleet Capital Corporation, as agent (filed as Exhibit 10.4 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-4 filed August 20, 1998).

*10.3	First Amendment to the Loan and Security Agreement dated July 9, 1998 (filed as Exhibit 10.5 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-4 filed August 20, 1998).

*10.4	Employment Agreement dated June 9, 1998 between Michael R. Mitchell and Farah Incorporated (filed as Exhibit 10.14 to Tropical Sportswear Int’l Corporation’s Form S-4 filed August 20, 1998).

Exhibit
Number	Description

*10.5	Employment Agreement dated April 15, 2002 between Gregory L. Williams and Tropical Sportswear Int’l Corporation (filed as Exhibit 4.10 to Tropical Sportswear Int’l Corporation’s Form 10-Q filed May 14, 2002).

*10.6	Employment Agreement dated April 15, 2002 between Christopher B. Munday and Tropical Sportswear Int’l Corporation (filed as Exhibit 4.8 to Tropical Sportswear Int’l Corporation’s Form 10-Q filed May 14, 2002).

*10.7	Employment Agreement dated April 15, 2002 between N. Larry McPherson and Tropical Sportswear Int’l Corporation (filed as Exhibit 4.9 to Tropical Sportswear Int’l Corporation’s Form 10-Q filed May 14, 2002)

10.8	Employment Agreement effective August 11, 2003 between Michael Kagan and Tropical Sportswear Int’l Corporation (filed herewith).

10.9	Employment Agreement effective July 18, 2003 between Richard J. Domino and Tropical Sportswear Int’l Corporation (filed herewith).

10.10	Employment Agreement effective August 11, 2003 between Robin J. Cohan and Tropical Sportswear Int’l Corporation (filed herewith).

10.11	Employment Agreement effective April 13, 2002 between Frank A. Maccarrone and Tropical Sportswear Int’l Corporation (filed herewith).

*10.12	Separation Agreement by and among Tropical Sportswear Int’l Corporation, Savane International Corp. and William W. Compton dated November 18, 2002 (filed as Exhibit 99.1 to Tropical Sportswear Int’l Corporation’s Form 8-K filed November 18, 2002)

*10.13	Employee Stock Option Plan of Tropical Sportswear Int’l Corporation as amended (filed as Exhibit 99.1 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-8 filed October 28, 1999).

*10.14	Non-Employee Director Stock Option Plan of Tropical Sportswear Int’l Corporation (filed as Exhibit 10.8 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-1 filed August 15, 1997).

*10.15	Amended and Restated Farah U.S.A. Bargaining Unit Pension Plan dated December 31, 1994, effective as of January 1, 1990 (filed as Exhibit 10.21 to Tropical Sportswear Int’l Corporation’s Form S-4 filed August 20, 1998).

*10.16	Amendment to the Amended and Restated Farah U.S.A. Bargaining Unit Pension Plan dated December 13, 1995 (filed as Exhibit 10.22 to Tropical Sportswear Int’l Corporation’s Form S-4 filed August 20, 1998).

*10.17	Apparel International Group, Inc. 1996 Stock Option Plan (filed as Exhibit 10.9 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-1 filed August 15, 1997).

*10.18	Second Amendment dated August 27, 1998 to Loan and Security Agreement (filed as Exhibit 10.23 to Tropical Sportswear Int’l Corporation’s Quarterly Report on Form 10-Q filed February 16, 1999).

*10.19	Third Amendment dated December 31, 1998 to Loan and Security Agreement (filed as Exhibit 10.24 to Tropical Sportswear Int’l Corporation’s Quarterly Report on Form 10-Q filed February 16, 1999).

*10.20	Fourth Amendment dated May 21, 1999 to Loan and Security Agreement (filed as Exhibit 10.25 to Tropical Sportswear Int’l Corporation’s Form 10-K filed December 30, 1999).

*10.21	Fifth Amendment dated July 16, 1999 to Loan and Security Agreement (filed as Exhibit 10.2 to Tropical Sportswear Int’l Corporation’s Quarterly Report on Form 10-Q filed August 12, 1999).

*10.22	First Amendment dated July 19, 1999 to Loan Agreement with NationsBank N.A. (filed as Exhibit 10.3 to Tropical Sportswear Int’l Corporation’s Quarterly Report on Form 10-Q filed August 12, 1999).

*10.23	Sixth Amendment dated October 28, 1999 to Loan and Security Agreement with Fleet Capital Corporation (filed as Exhibit 10.28 to Tropical Sportswear Int’l Corporation’s Form 10-K filed December 30, 1999).

Exhibit
Number	Description

*10.24	Seventh Amendment dated November 12, 1999 to Loan and Security Agreement with Fleet Capital Corporation (filed as Exhibit 10.29 to Tropical Sportswear Int’l Corporation’s Form 10-K filed December 30, 1999).

*10.25	Second Amendment dated November 12, 1999 to Loan Agreement with NationsBank N.A. (filed as Exhibit 10.30 to Tropical Sportswear Int’l Corporation’s Form 10-K filed December 30, 1999).

*10.26	Third Amendment dated August 24, 1998 to Retail-Domestic Collection Factoring Agreement between Heller Financial, Inc. and Tropical Sportswear Int’l Corporation (filed as Exhibit 10.31 to Tropical Sportswear Int’l Corporation’s Form 10-K filed December 30, 1999).

*10.27	Third Amendment dated January 18, 2000 to Loan Agreement with NationsBank N.A. (filed as Exhibit 10.1 to Tropical Sportswear Int’l Corporation’s Form 10-Q filed May 10, 2000).

*10.28	Eighth Amendment dated January 19, 2000 to Loan and Security Agreement with Fleet Capital Corporation (filed as Exhibit 10.2 to Tropical Sportswear Int’l Corporation’s Form 10-Q filed May 10, 2000).

*10.29	Tropical Sportswear Int’l Corporation 2000 Long-Term Incentive Plan (filed as Exhibit 99.1 to Tropical Sportswear Int’l Corporation’s Registration Statement on Form S-8, dated July 28, 2000).

*10.30	Joinder Agreement dated August 23, 2000 and Supplement to Loan and Security Agreement with Fleet Capital Corporation (filed as Exhibit 10.35 to Tropical Sportswear Int’l Corporation’s Annual Report on Form 10-K filed December 19, 2000).

*10.31	Joinder Agreement dated August 9, 2001 and Supplement to Loan and Security Agreement with Fleet Capital Corporation (filed as Exhibit 10.36 to Tropical Sportswear Int’l Corporation’s Annual Report on Form 10-K filed December 27, 2001).

*10.32	Consent Agreement dated June 25, 2001 with Fleet Capital Corporation, as Agent (filed as Exhibit 10.37 to Tropical Sportswear Int’l Corporation’s Annual Report on Form 10-K filed December 27, 2001).

*10.33	Eleventh Amendment to Loan and Security Agreement with Fleet Capital Corporation dated May 22, 2002 (filed as Exhibit 10.1 to Tropical Sportswear Int’l Corporation’s Form 10-Q filed August 12, 2002).

*10.34	Note Amendment Agreement to Renewal and Replacement Promissory Note with Bank of America, N.A. dated June 26, 2002 (filed as Exhibit 10.2 of Tropical Sportswear Int’l Corporation’s Form 10-Q filed August 12, 2002).

*10.35	Amendment to Loan Agreement with Bank of America, N.A. dated March 31, 2002 (filed as Exhibit 10.3 to Tropical Sportswear Int’l Corporation’s Form 10-Q filed August 12, 2002).

*10.36	Amended and Restated Loan and Security Agreement with Fleet Capital Corporation dated June 6, 2003 (filed as Exhibit 10.1 of Tropical Sportswear Int’l Corporation’s Form 10-Q filed August 8, 2003).

*10.37	Asset Purchase Agreement by and among Goody’s Family Clothing, Inc., TSI Brands, Inc., and Tropical Sportswear Int’l Corporation dated May 30,2003 (filed as Exhibit 10.2 of Tropical Sportswear Int’l Corporation’s Form 10-Q filed August 8, 2003).

10.38	Amendment No. 1 to Amended and Restated Loan and Security Agreement and Waiver with Fleet Capital Corporation dated September 9, 2003 (filed herewith).

10.39	Amended and Restated Loan and Security Agreement with Fleet Capital Corporation dated September 9, 2003 (filed herewith).

10.40	Second Amended and Restated Loan and Security Agreement with Fleet Capital Corporation dated January 12, 2004 (filed herewith).

10.41	First Amendment to Amended and Restated Loan and Security Agreement with Fleet Capital Corporation dated January 12, 2004 (filed herewith.

10.42	Settlement Agreement by and between Tropical Sportswear Int’l Corporation and Nelson L. McPherson dated October 31, 2003 (filed herewith).

10.43	Settlement Agreement by and between Tropical Sportswear Int’l Corporation and Christopher B. Munday dated October 31, 2003 (filed herewith).

10.44	Settlement Agreement by and between Tropical Sportswear Int’l Corporation and Gregory L. Williams dated October 31, 2003 (filed herewith).

Exhibit
Number	Description

14.A	Tropical Sportswear Int’l Corporation Code of Business Conduct and Ethics (filed herewith).

14.B	Tropical Sportswear Int’l Corporation Code of Conduct/Code of Ethics (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

* Indicates document incorporated herein by reference.

Corporate Officers

Michael Kagan
Chief Executive Officer
Class I Director, classified as “insider”
Chairman of the Executive Committee

Richard J. Domino
President

Robin J. Cohan
Executive Vice President, Chief Financial Officer

Frank A. Maccarrone
Executive Vice President, Chief Operating Officer

Karen S. Castillo
Vice President Corporate Administration & Secretary

Directors
Eloy S. Vallina-Laguera
Chairman of the Board
Class II Director, classified as “affiliate”
Chairman of the Board of Accel S.A. de C.V.
evallinalaguera@yahoo.com

Benito F. Bucay
Class III Director, classified as “independent”
Chairman of the Legal Committee, Member of the Audit, Executive, and Stock Option & Compensation Committees
Managing Director of Grupo Industrial Bre
bfbucay@yahoo.com

Leslie J. Gillock
Class II Director, classified as “independent”
Chairman of the Stock Option & Compensation Committee and Member of the Audit and Corporate Governance & Nominating Committees
Vice President, Brand Management, Springs Industries, Inc.
gillockl@yahoo.com

Martin W. Pitts
Class I Director, classified “independent”
Retired Partner, KPMG
Chairman of the Audit Committee, Member of the Executive, Legal and Corporate Governance & Nominating Committees
mwpitts1@yahoo.com

Charles J. Smith
Class III Director, classified “independent”
Chairman of the Corporate Governance & Nominating
Committee, Member of the Executive and Stock Option & Compensation Committees
Retired, Crystal Brands
smith_cj2001@yahoo.com

Eloy S. Vallina-Garza
Class I Director, classified “affiliate”
Vice President of Kleentex Corp.
evallinagarza@yahoo.com

Corporate Information

Corporate Offices
Tropical Sportswear Int’l Corporation
4902 W. Waters Avenue
Tampa, FL 33634
Telephone: (813) 249-4900
Fax: (813) 371-4703

Annual Meeting
The annual meeting of shareholders of the Company will be held at the corporate offices of the Company on February 19, 2004, at 10:00 a.m. local time.

Stock Exchange Listings
The Company’s stock is traded on the NASDAQ exchange under the symbol TSIC.

Independent Certified Public Accountants
Ernst & Young LLP
Tampa, FL

10-K Report, Proxy and Other Public Information
A copy of the Company’s annual report on Form 10-K, Proxy Statement and other public information as filed with the Securities and Exchange Commission, will be furnished to any shareholder free of charge on request to the secretary of the Corporation.

These materials may also be obtained through the Company’s website, www.tropicalsportswear.com.

Stock Transfer Agent
ComputerShare Investor Services LLC
2 N. LaSalle Street
Chicago, IL 60602

Corporate Governance

The Board of Directors of the Company adheres to a Corporate Governance Policy to ensure the Company’s policies and practices meet the standards suggested by various groups or authorities active in corporate governance and practices of other public companies and to select nominees for election as directors of the Company.
Board Committees
          Audit Committee
          Corporate Governance & Nominating Committee
          Executive Committee
          Legal Committee
          Stock Option & Compensation Committee

The Company’s Corporate Governance Policy, as well as the charters for each of the committees of the Board of Directors is shown in their entirety in the Company’s Proxy Statement for its 2004 annual meeting of shareholders.

Direct Shareholder Communication to Board Members
Confidential, direct communication to non-management directors can be made by using the internet addresses as shown on this page or by the links on the Company’s website, www.tropicalsportswear.com.