Form 10-Q
period 2004-01-03
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2004-02-11
CIK 1044324

                                             UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549

                                               FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended              January 3, 2004

                                                   or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________________ to _______________________________

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

-----------------------------------------------------------------------------------------------------------
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
                                                              [X] Yes       [  ] No

As of February 11, 2004 there were 11,055,042 shares of the registrant's Common Stock outstanding.

                                     TROPICAL SPORTSWEAR INT'L CORPORATION

                                                     FORM 10-Q
                                                 TABLE OF CONTENTS

PART I     Financial Information                                                           Page No.
                                                                                           --------

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            13

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       19

Item 4     Controls and Procedures                                                          19

PART II    Other Information

Item 1     Legal Proceedings                                                                19

Item 2     Changes in Securities                                                            20

Item 3     Defaults upon Senior Securities                                                  20

Item 4     Submission of Matters to a Vote of Security Holders                              20

Item 5     Other Information                                                                20

Item 6     Exhibits and Reports on Form 8-K                                                 20

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            TROPICAL SPORTSWEAR INT'L CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                           (In thousands, except per share amounts)

                                               Fourteen           Thirteen
                                              Weeks Ended        Weeks Ended
                                              January 3,         December 28,
                                                 2004               2002
                                            ----------------  ------------------

 Net sales                                      $ 77,327            $ 99,041
 Cost of goods sold                               65,916              78,247
                                            ----------------  ------------------
 Gross profit                                     11,411              20,794
 Selling, general and administrative
    expenses                                      17,913              22,304
 Other charges                                         -               3,752
                                            ----------------  ------------------
 Operating loss                                   (6,502)             (5,262)
 Other (income) expense:
    Interest expense, net                          3,437               2,889
    Other, net                                       228                 (91)
                                            ----------------  ------------------
                                                   3,665               2,798

 Loss before income taxes                        (10,167)             (8,060)
 Provision  (benefit) for income taxes               264              (3,042)
                                            ----------------  ------------------
 Net loss                                        (10,431)             (5,018)
 Foreign currency translation and other            1,367                 222
                                            ----------------  ------------------
 Comprehensive loss                             $ (9,064)          $  (4,796)
                                            ================  ==================

 Net loss per common share:
     Basic                                      $  (0.94)           $  (0.45)
                                            ================  ==================
     Diluted                                    $  (0.94)           $  (0.45)
                                            ================  ==================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)

                                                                           January 3,         September 27,
                                                                              2004                2003
                                                                        -----------------   ------------------
                    ASSETS                                                (unaudited)           (audited)

          Current Assets:
             Cash and cash equivalents                                      $   7,974             $  4,485
             Accounts receivable, net                                          41,512               64,355
             Inventories, net                                                  66,384               73,293
             Prepaid expenses and other current assets                         10,534               11,001
             Assets held for sale                                               5,509                6,597
                                                                        -----------------   ------------------
                         Total current assets                                 131,913              159,731

          Property and equipment, net                                          34,040               34,902
          Trademarks, net                                                      12,925               12,936
          Other assets                                                          5,719                6,710
                                                                        -----------------   ------------------
                         Total assets                                       $ 184,597            $ 214,279
                                                                        =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                          $  32,015            $  48,522
             Revolving credit line                                             22,633               25,685
             Current portion of long-term debt and capital leases               1,825                1,964
                                                                        -----------------   ------------------
                         Total current liabilities                             56,473               76,171

          Long-term debt and capital leases                                   107,208              107,772
          Other non-current liabilities                                         7,229                7,585
                                                                        -----------------   ------------------
                   Total liabilities                                          170,910              191,528

          Shareholders' Equity:
             Preferred stock                                                        -                    -
             Common stock                                                         111                  111
             Additional paid in capital                                        88,575               88,575
             Retained earnings (deficit)                                      (69,048)             (58,617)
             Accumulated other comprehensive loss                              (5,951)              (7,318)
                                                                        -----------------   ------------------
                         Total shareholders' equity                            13,687               22,751
                                                                        -----------------   ------------------

                         Total liabilities and shareholders' equity         $ 184,597            $ 214,279
                                                                        =================   ==================
                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (In thousands)

                                                                          Fourteen              Thirteen
                                                                        Weeks Ended            Weeks Ended
                                                                         January 3,           December 28,
                                                                            2004                  2002
                                                                     -------------------    ------------------
OPERATING ACTIVITIES
Net loss                                                                 $ (10,431)              $ (5,018)
Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
    Depreciation and amortization                                            1,496                  1,665
    Deferred income taxes and other                                            (80)                  (180)
Changes in operating assets and liabilities:
    Accounts receivable                                                     22,843                 10,803
    Inventories                                                              6,909                (13,431)
      Prepaid expenses and other current assets                              2,462                 (1,220)
      Accounts payable and accrued expenses                                (16,756)                (5,006)
                                                                        ------------------    -----------------
    Net cash provided by (used in) operating activities                      6,443                (12,387)
                                                                        ------------------    -----------------

INVESTING ACTIVITIES
Capital expenditures
                                                                              (452)                (5,813)
Sale of marketable securities                                                    -                 11,100
Other, net                                                                      59                     43
                                                                        ------------------    -----------------
    Net cash provided by (used in) investing activities                       (393)                 5,330
                                                                        ------------------    -----------------

Financing activities:
Net change in debt and capital leases
                                                                            (3,755)                  (318)
                                                                        ------------------    -----------------
      Net cash used in financing activities
                                                                            (3,755)                  (318)
                                                                        ------------------    -----------------

Change in currency translation                                               1,194                    171

Net  increase (decrease) in cash and cash equivalents                        3,489                 (7,204)
Cash and cash equivalents at beginning of period                             4,485                 28,284
                                                                        ------------------    -----------------
Cash and cash equivalents at end of period                                 $ 7,974               $ 21,080
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
                                       Fourteen weeks ended January 3, 2004
                                (In thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

The accompanying  unaudited  condensed  consolidated  financial  statements of Tropical Sportswear Int'l Corporation
(the  "Company")  include  the  accounts  of Tropical  Sportswear  Int'l  Corporation  and its  subsidiaries.  These financial  statements have been prepared in accordance with the  instructions for Form 10-Q and,  therefore,  do not include  all  information  and  footnotes  required by  generally  accepted  accounting  principles.  The  unaudited condensed  consolidated  financial  statements should be read in conjunction with the audited  financial  statements and related  notes  included in the Company's  Annual Report on Form 10-K for the year ended  September 27, 2003. In the opinion of  management,  the  unaudited  condensed  consolidated  financial  statements  contain  all  necessary adjustments  (which include only normal,  recurring  adjustments)  for a fair  presentation  of the interim  periods presented.  Operating  results  for the  fourteen  weeks ended  January 3, 2004 are not  necessarily  indicative  of results that may be expected for the entire fiscal year ending October 2, 2004.

2.   INVENTORIES

Inventories consist of the following:

                                                                   January 3,           September 27,
                                                                      2004                   2003
                                                              -------------------    -------------------

        Raw materials                                                   $8,165                 $6,939
        Work in process                                                  4,224                  6,947
        Finished goods                                                  65,929                 71,479
        Reserve for excess and slow moving inventory                   (11,934)               (12,072)
                                                              -------------------    -------------------
                                                                       $66,384                $73,293
                                                              ===================    ===================

3.   DEBT AND CAPITAL LEASES

Debt and capital leases consist of the following:

                                                                   January 3,           September 27,
                                                                      2004                   2003
                                                              -------------------    -------------------
        Revolving credit line                                          $22,633                $25,685
        Real estate loan                                                 7,600                  8,000
        Senior subordinated notes                                      100,000                100,000
        Other                                                            1,433                  1,736
                                                              -------------------    -------------------
                                                                       131,666                135,421
        Less current maturities                                         24,458                 27,649
                                                              -------------------    -------------------
        Long-term debt                                                $107,208               $107,772
                                                              ===================    ===================

On June 6, 2003,  the Company  renewed its  revolving  credit line (the  "Facility").  The  Facility  provided  for borrowings of up to $95.0 million,  subject to certain  borrowing base  limitations.  Borrowings under the Facility bear  variable  rates of interest  based on LIBOR plus an  applicable  margin  (4.2% at January 3,  2004),  and are secured by  substantially  all of the Company's  domestic  assets.  The Facility matures in June 2006. The Facility contains  significant  financial  and  operating  covenants  if  availability  under the  Facility  falls below $20 million.  These  covenants  include a consolidated  fixed charge ratio of at least .90x and a ratio of consolidated funded  debt to  consolidated  EBITDA of not more than  5.25x.  The  Facility  also  includes  prohibitions  on the
Company's ability to incur certain additional indebtedness or to pay dividends,  and restrictions on its ability to make capital expenditures.

The Facility contains both a subjective  acceleration clause and a requirement to maintain a lock-box  arrangement, whereby  remittances from customers reduce borrowings  outstanding under the Facility.  In accordance with Emerging
Issues  Task  Force  95-22,  "Balance  Sheet  Classification  of  Borrowings  Outstanding  under  Revolving  Credit
Agreements That Include Both a Subjective  Acceleration Clause and a Lock-Box Arrangement",  outstanding borrowings under the revolving credit line of $22.6 million have been classified as short-term as of January 3, 2004.

On December  15,  2003,  the Company paid the  semi-annual  interest  payment of $5.5 million to the holders of its senior subordinated notes. On December 16, 2003, availability under the Facility fell below $20 million, triggering financial covenants,  which were violated.  This caused the Company to be in technical  default under the Facility.
As of January 3, 2004,  $13.5 million was available for borrowings  under  the Facility.  On January 12, 2004,  the
Company  amended  the  Facility  (the "Amended Facility")  with Fleet Capital,  which among  other  things  reduces aggregate  borrowings  to $70 million.  The default under the Facility was waived on January 12, 2004  by the terms of the Amended  Facility.  Although the Amended Facility  provides for borrowings  of up to $70 million, the amount that can  be  borrowed  at  any given time is based upon a formula  that takes into  account,  among other  things, eligible  accounts  receivable  and inventory,  which  can result  in borrowing  availability of less than the full amount.  Additionally,  the  Amended  Facility  also  contains  a $10  million availability reserve base and higher rates of interest  than  the  Facility.  The $10 million availability reserve base  is  currently  being  met.  The
Amended  Facility  contains  monthly  financial  covenants  of minimum  EBITDA levels,  which begin  February  2004 and a  consolidated  fixed  charge  coverage  ratio and  consolidated  EBIT to consolidated  interest expense ratio which begin March 2005.  The fiscal 2004 minimum EBITDA levels are cumulative month amounts beginning in the second quarter of fiscal 2004.  The minimum EBITDA  threshold  for fiscal 2004 ranges from $1.8 million for the two months ending  February 29, 2004 to $11.8  million for the nine months ending October 2, 2004. While the Company  believes its operating plans, if met, will be sufficient to assure  compliance with the terms of the Amended Facility, there can be no assurances that the Company will be in compliance through fiscal 2004.

Borrowings  under the Company's Real Estate Loan bear variable  rates of interest based on LIBOR plus an applicable margin (5.2% at January 3, 2004).  The Real Estate Loan requires quarterly  principal  payments of $200,000,  which commenced October 1, 2003,  and  monthly  interest  payments.  As of January 3, 2004,  the Real  Estate  Loan had a
balance of $7.6 million.  The cross  default  provision on the Real Estate Loan was triggered by the default on the
Facility.  This default was waived on January 12, 2004 concurrent with the Amended  Facility.  On January 12, 2004, the Real  Estate  Loan was amended  (the  "Amended  Real Estate  Loan") to  increase  the loan by $2.0  million, to increase the interest  rate,  and  to require additional quarterly principal  payments of $50,000,  which  commence
April 1, 2004.  The $2.0 million of additional borrowings was used to pay down borrowings under the Facility.

4.   LOSS PER SHARE

Basic and diluted net loss per share are computed as follows:

                                                        Fourteen           Thirteen
                                                      Weeks ended        Weeks ended
                                                       January 3,        December 28,
                                                          2004               2002
                                                     ---------------    ---------------
Numerator for basic and diluted net loss per share:
    Net loss                                              $ (10,431)           $(5,018)
Denominator for basic net loss per share:
     Weighted average shares of common
        stock outstanding                                11,055,042         11,040,452

Effect of dilutive stock options using the treasury
    stock method                                                  -                  -
                                                     ---------------    ---------------
Denominator for diluted net loss per share               11,055,042         11,040,452
                                                     ===============    ===============
Net loss per common share:
    Basic                                                    $(0.94)            $(0.45)
                                                     ===============    ===============
    Diluted                                                  $(0.94)            $(0.45)
                                                     ===============    ===============

5.  RESTRUCTURING OF SAVANE INTERNATIONAL CORP.

On April 18, 2002, the Company  announced a plan to consolidate the  administrative,  cutting and related functions of the Savane  division in El Paso,  Texas into the Tampa,  Florida  facility.  The Company  completed the physical consolidation  in the second fiscal quarter ending March 2003. As part of the  consolidation,  the Company  vacated its El Paso,  Texas  administration  building and terminated the associated  lease  obligation,  and vacated its El
Paso, Texas cutting facility.

As a result of these  initiatives  (internally  referred to as "Project  Synergy"),  the Company recorded a pre-tax charge totaling  approximately  $16.1 million in fiscal 2002 for severance ($3.1 million),  relocation  (recognized as incurred)  ($2.5  million),  lease  terminations  ($2.8  million),  asset  write-downs  ($5.7 million) and other related  costs ($2.0  million)  included in other  charges in the  accompanying  statements  of  operations.  As of
January 3, 2004, the Company has  approximately  $831,000  remaining of the accrual,  related to lease  termination costs.  The activity in the exit accruals  related to Project  Synergy  during the fourteen  weeks ended January 3,
2004 were as follows:

                                  Fourteen weeks ended
                                    January 3, 2004
                                 -----------------------

Beginning balance                       $ 2,739
Cash payments                            (1,908)
                                 -----------------------
Ending balance                          $   831
                                 =======================

The Company has remaining accrued  liabilities  related to the 1998 acquisition of Savane  International  Corp. The exit costs  consist of lease  termination  costs.  The activity in the exit  accruals  related to this  acquisition during the fourteen weeks ended January 3, 2004 were as follows:

                                  Fourteen weeks ended
                                    January 3, 2004
                                 -----------------------

Beginning balance                        $ 437
Cash payments                             (385)
                                 -----------------------
Ending balance                           $  52
                                 =======================

6.       RECENT ACCOUNTING PRONOUNCEMENTS

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

In  November  2002,  the  Financial  Accounting  Standards  Board  ("FASB")  issued  FASB  Interpretation  No.  45,
"Guarantor's Accounting and Disclosure  Requirements for Guarantees,  Including Indirect Guarantees of Indebtedness
of Others" ("FIN 45"). FIN 45 elaborates on the existing  disclosure  requirements for most  guarantees,  including loan  guarantees  such as  standby  letters  of  credit.  It also  clarifies  that at the time a  company  issues a guarantee,  the  company  must  recognize  an  initial  liability  for the fair  value,  or  market  value,  of the obligations  it  assumes  under that  guarantee  and must  disclose  that  information  in its  interim  and annual financial  statements.  FIN 45 is effective on a prospective  basis to guarantees issued or modified after December
31, 2002.  The  requirements  of FIN 45 are effective for financial  statements of interim or annual periods ending after December 15, 2002. The Company  adopted the accounting and disclosure  requirements of FIN 45, which resulted in no material impact on the financial statements.

In January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  of  Variable  Interest  Entities,  an
interpretation of Accounting Research Bulletin No. 51" (the  "Interpretation").   The  Interpretation  requires the
consolidation of entities in which an enterprise  absorbs a majority of the entity's  expected  losses,  receives a majority of the entity's  expected  residual  returns,  or both,  as a result of  ownership,  contractual  or other
financial interests in the entity.   Currently,  entities are generally consolidated by an enterprise when it has a
controlling  financial  interest through  ownership of a majority voting interest in the entity.   The Company does
not expect the Interpretation to have any impact on its consolidated  financial  statements.  The Interpretation is effective for the Company in the period ending after March 15, 2004.

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

As discussed in Note 6, the interim  information  regarding pro forma net income and earnings per share is required by Statement  No. 123 and  Statement No. 148. For purposes of pro forma  disclosures,  the estimated  fair value of the options is amortized to expense over the options'  vesting  period.  The Company's pro forma  information is as follows (in thousands except for net loss per share information):

                                                Fourteen           Thirteen
                                              Weeks ended        Weeks ended
                                               January 3,        December 28,
                                                  2004               2002
                                             ---------------    ---------------

Net loss                                        $(10,431)           $(5,018)
Pro forma compensation expense, net of tax          (360)              (209)
                                             ---------------    ---------------
Pro forma net loss                              $(10,791)           $(5,227)
                                             ===============    ===============

Net loss per share-basic                          $(0.94)            $(0.45)
Net loss per share-diluted                        $(0.94)            $(0.45)

Pro forma net loss per share-basic                $(0.98)            $(0.47)
Pro forma net loss per share-diluted              $(0.98)            $(0.47)

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

The following is the unaudited  supplemental  combining  condensed  statement of operations  for the fourteen weeks ended  January 3, 2004 and the thirteen  weeks ended  December  28,  2002,  the  supplemental  combining  condensed balance sheet as of January 3, 2004 and September 27, 2003, and the supplemental  combining  condensed statement of cash flows for the fourteen  weeks ended  January 3, 2004,  and the  thirteen  weeks ended  December 28, 2002.  The only  intercompany  eliminations  are the normal  intercompany  sales,  borrowings and  investments in wholly-owned subsidiaries.  Separate  complete  financial  statements of the guarantor  subsidiaries  are not presented  because management believes that they are not material to investors.

                                                                  Fourteen Weeks Ended January 3, 2004
                                              -----------------------------------------------------------------------------
Statement of Operations                         Parent        Guarantor      Non-Guarantor
                                                 Only        Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                              -----------    ------------    -------------    ------------    -------------

Net sales                                      $ 31,204        $ 32,952         $ 13,341         $ (170)        $ 77,327
Gross profit                                      5,564           1,476            4,466            (95)          11,411
Operating income (loss)                          (3,714)         (3,170)             382              -           (6,502)
Interest, income taxes and other, net             1,086           2,718              125              -            3,929
Net income (loss)                                (4,800)         (5,888)             257              -          (10,431)

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

                                                                          As of January 3, 2004
                                              ------------------------------------------------------------------------------
Balance Sheet                                   Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash and cash equivalents                         $ 883          $ 1,012          $6,079         $    -           $ 7,974
Accounts receivable, net                         23,384           11,515           6,613              -            41,512
Inventories                                      33,972           23,348           9,064              -            66,384
Other current assets                              8,338            4,617           3,088              -            16,043
                                              -----------   -------------    -------------   -------------    --------------
         Total current assets                    66,577           40,492          24,844              -           131,913

Property and equipment, net                      27,027            4,893           2,120              -            34,040
Investment in subsidiaries and other assets     138,167           22,166         (10,657)      (131,032)           18,644
                                              -----------   -------------    -------------   -------------    --------------
         Total assets                          $231,771          $67,551         $16,307      $(131,032)         $184,597
                                              ===========   =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 23,476           $2,662         $ 5,877        $     -          $ 32,015
Current portion of revolving credit line,
    long-term debt and capital leases            23,681              761              16              -            24,458
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 47,157            3,423           5,893              -            56,473
Long-term debt and noncurrent portion of
    capital leases                              107,125                -              83              -           107,208
Other noncurrent liabilities                          8            7,104             117              -             7,229
Stockholders' equity                             77,481           57,024          10,214       (131,032)           13,687
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
    equity                                     $231,771          $67,551         $16,307      $(131,032)         $184,597
                                              ===========   =============    =============   =============    ==============

                                                                        As of September 27, 2003
                                              ------------------------------------------------------------------------------
Balance Sheet                                  Parent        Guarantor       Non-Guarantor
                                                Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash and cash equivalents                          $218           $  440          $ 3,827       $     -           $ 4,485
Marketable securities                                 -                -                -             -                 -
Accounts receivable, net                         33,740           22,174            8,441             -            64,355
Inventories                                      31,945           30,818           10,530             -            73,293
Other current assets                              9,703            4,903            2,992             -            17,598
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      75,606           58,335           25,790             -           159,731

Property and equipment, net                      27,627            5,318            1,957             -            34,902
Investment in subsidiaries and other assets     157,597            6,706         (14,071)      (130,586)           19,646
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                            $260,830          $70,359         $ 13,676     $(130,586)         $214,279
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 38,036          $ 5,480          $ 5,006             -           $48,522
Current portion of revolving credit line,
   long-term debt and capital leases             26,738              892               19             -            27,649
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 64,774            6,372            5,025             -            76,171
Long-term debt and noncurrent portion of
   capital leases                               107,590               87               95             -           107,772
Other noncurrent liabilities                        510            6,968              107             -             7,585
Stockholders' equity                             87,956           56,932            8,449      (130,586)           22,751
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
         equity                                $260,830          $70,359          $13,676     $(130,586)         $214,279
                                              ===========   =============    =============   =============    ==============

                                                                  Fourteen Weeks Ended January 3, 2004
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by (used in) operating
   activities                                 $  4,405        $   764            2,974        $ (1,700)         $   6,443
Net cash provided by (used in) investing
   activities                                     (311)            15              (97)              -               (393)
Net cash provided by (used in) financing
   actvities                                    (3,521)          (207)             (27)              -             (3,755)
Other                                               92              -             (598)          1,700              1,194
Net increase in cash and cash equivalents          665            572            2,252               -              3,489
Cash and cash equivalents, beginning of
   period                                          218            440            3,827               -              4,485
Cash and cash equivalents, end of period           883          1,012            6,079               -              7,974

                                                                 Thirteen Weeks Ended December 28, 2002
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by (used in) operating
   activities                                 $(14,961)         $ 866            1,708         $      -         $ (12,387)
Net cash provided by (used in) investing
   activities                                    5,842           (432)             (80)               -             5,330
Net cash provided by (used in) financing
   activities                                      (82)          (335)              99                -              (318)
Other                                                -              -              171                -               171
Net increase (decrease) in cash and cash
   equivalents                                  (9,201)            99            1,898                -            (7,204)
Cash and cash equivalents, beginning of
   period                                       24,274            167            3,843                -            28,284
Cash and cash equivalents, end of period        15,073            266            5,741                -            21,080

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
Estimates for sales returns  include  provision for order  shortages,  purchase order  variances and other customer discrepancies.  For fiscal  2002,  we did not  provide a reserve  for  credit  losses as  substantially  all of our receivables  were assigned under  factoring  agreements,  without  recourse,  except for credit losses on the first
0.10% of amounts  factored.  During fiscal 2003,  we  discontinued  factoring of our  receivables,  but  maintained credit  insurance  for those  accounts  which we deemed  necessary.  Effective the first quarter of fiscal 2004, we now maintain credit insurance for all eligible customer  accounts.  This credit insurance  includes a deductible of
$100,000 per year. We will continue to assess the adequacy of our reserves  based on qualitative  and  quantitative measures.

Long-Lived  Assets - We estimate the  depreciable  lives of our  property,  plant and equipment and review them for impairment  when  events or  circumstances  indicate  that their  carrying  amounts  may be  impaired.  Most of our property,  plant and equipment is used in our cutting and  distribution  processes.  We  periodically  evaluate the carrying value of assets which are held for sale to determine if, based on market  conditions,  the values of these assets  should be adjusted.  Although we believe we have  appropriately  recorded our assets held for sale at their estimated  realizable  value,  net of  estimated  disposal  costs,  the actual sale of these assets could result in gains or losses  which  could  differ  from our  estimated  amounts.  To assess the  recoverability  of  intangible assets,  we make  assumptions  regarding  estimated  future cash flows and other  factors to determine  whether the carrying values are recoverable from operations.  If these  assumptions or estimates  change, we may be required to record impairment charges to reduce the value of these assets.

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

Contingencies  - We  accrue  for  contingent  obligations  when the  obligations  are  probable  and the  amount is reasonably  estimable.  As facts  concerning  contingencies  become  known,  we  reassess  our  estimates  and make appropriate  adjustments to the financial statements.  Estimates that are particularly  sensitive to future changes include  tax,  legal and other  regulatory  matters  such as imports  and  exports,  which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

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
During the second half of fiscal 2003,  our  inventories  grew,  requiring us to sell higher than normal  levels of excess  inventories  at closeout  prices,  which reduced our average  selling price and our gross  margins.  Higher than normal  levels of sales returns and  allowances  also  contributed  to reduced  gross  margins.  We still have excess  inventory  which we  expect to sell at  discounted  prices  during  the first  half of fiscal  2004.  Gross margins  for the first  quarter of fiscal  2004 were  reduced  due to the  continued  selling of excess  inventory, particularly for sales of the Savane(R)branded product.

In May 2003, we transitioned  our Victorinox(R)apparel  division to Swiss Army Brands,  Inc. In connection with the transition of our Victorinox(R)apparel division to Swiss Army Brands,  Inc. ("Swiss Army"), Swiss Army is currently disputing  certain aspects of the transition  agreement and have not paid us approximately  $4.8 million,  which we believe is due to us under the  transition  agreement.  On June 3, 2003,  we filed a  declaratory  judgment  action against Swiss Army,  seeking  judicial  interpretation  of the agreement.  We and Swiss Army agreed to mediation in an attempt to resolve the issue,  which  resulted in an impasse.  There can be no assurance that all or any part of the $4.8 million will be collected in its entirety.

In June 2003, we sold our Duck Head(R)trademarks to Goody's Family Clothing,  Inc.  ("Goody's") for $4.0 million in cash.  Under the purchase  agreement,  we continued to sell Duck Head(R)branded  products through the end of fiscal
2003.  Goody's also assumed all licenses  associated with the Duck Head(R)trademarks.  In connection with the sale, we recorded a net gain of $3.7 million,  which was net of expenses  related to the sale and reduction of certain of the remaining assets,  including  inventory.  In connection with the sale of our Duck Head(R)trademarks, all of our
Duck Head(R)retail outlet  stores were closed in September  2003.  The cash used in  connection with the closure of the retail outlet stores was approximately $0.7 million.  The Duck Head(R)and Victorinox(R) businesses  represented less than 5% of our total fiscal 2003 net sales.  We believe that exiting  these  businesses  will free up valuable resources that can be devoted to our core business.

We completed the transition of the majority of our Mexico  production to the Dominican  Republic  during the fourth quarter of fiscal 2003.  We reduced  selling,  general and  administrative  expenses by  approximately  $12 million during fiscal 2003,  which was primarily due to successful cost cutting measures  resulting from the  consolidation of our El Paso, Texas operations to Tampa,  Florida and to other  discretionary  spending  reductions.  Significant areas of cost reduction included salaries, co-op advertising and tradeshow costs.

During the first  quarter of fiscal 2004, we set certain plans in motion to further  reduce  overhead.  A reduction in personnel from November to January is expected to lower  employee-related  costs by  approximately  $6.4 million per annum.  The full  effect of this  reduction  should  occur  during the third  quarter of this fiscal  year.  In addition,  we have decided to transition  our Tampa,  Florida  cutting  operations to  contractors in the Dominican
Republic and Honduras.  The phase out of our Tampa,  Florida cutting  operations is expected to be completed during
March 2004.

In January 2004, we engaged Alvarez & Marsal LLC, a global  turn-around and  restructuring  firm with experience in the textile and apparel  industries,  as advisors to management  and our board of directors.  Alvarez & Marsal will assist  us in the  evaluation  of our  current  business  plan and in the  identification  of cost  reductions  and operations  improvement  opportunities.  This  engagement  satisfies  a  requirement  that was part of our  Amended
Facility with Fleet Capital that was executed in January 2004.

The  following  table  sets  forth,  for the  periods  indicated,  selected  items  in the  Company's  consolidated statements of income expressed as a percentage of net sales:

                                             Fourteen           Thirteen
                                            Weeks ended       Weeks ended
                                            January 3,        December 28,
                                               2004               2002
                                           --------------    ---------------

Net sales                                       100.0%            100.0%
Cost of goods sold                               85.2              79.0
                                           --------------    ---------------
Gross profit                                     14.8              21.0
Selling, general and administrative
expenses                                         23.2              22.5
Other charges                                     -                 3.8
                                           --------------    ---------------
Operating loss                                   (8.4)             (5.3)
Interest expense, net                            (4.4)             (2.9)
Other, net                                       (0.3)              0.1
                                           --------------    ---------------
Loss before income taxes                        (13.1)             (8.1)
Provision (benefit) for income taxes              0.4              (3.0)

                                           --------------    ---------------
Net loss                                        (13.5)%            (5.1)%
                                           ==============    ===============

Fourteen weeks ended January 3, 2004 compared to the thirteen weeks ended December 28, 2002

         Net Sales.  Net sales  decreased to $77.3  million for the first quarter of fiscal 2004 from $99.0 million in the  comparable  prior year quarter.  The decrease was primarily due to a 5% decrease in average  selling prices and a 18% decrease in units  shipped.  During the first  quarter of fiscal 2004, we shipped fewer full priced units than the first  quarter of fiscal 2003.  In  addition,  the average  selling  price was impacted by a change in the product mix as the higher average  selling  priced Savane(R)products  experienced  declines in unit volume.  Due to higher levels of inventory,  which resulted from  production  difficulties  associated  with Project Synergy during fiscal 2003, we continued to sell excess  inventory at  discounted  prices during the first quarter of fiscal 2004.
We expect  fiscal 2004 sales of Savane(R)and private label products to be slightly  below fiscal 2003 levels due to a continuing difficult retail environment.

         Gross  Profit.  Gross profit  decreased to $11.4  million,  or 14.8% of net sales for the first quarter of fiscal 2004 from $20.8  million,  or 21.0% of net sales for the  comparable  prior year  quarter.  The reduction in the gross margin  percentage was due to a decrease in average  selling price of 5% and lower gross margins on sales of excess inventory.  Sales of branded products,  which typically generate higher margins,  were a lower portion of sales in the first quarter of fiscal 2004. As excess  inventory is sold,  we expect to partially  reduce  inventory reserves  during fiscal 2004.  To the extent that excess  inventory,  continues to be sold in fiscal 2004,  reduced gross margins could continue to impact fiscal 2004 results.

         Selling,  General and Administrative  Expenses.  Selling, general and administrative expenses decreased to
$17.9  million,  or 23.2% of net sales for the first quarter of fiscal 2004,  from $22.3  million,  or 22.5% of net sales,  for the  comparable  prior year quarter.  The decrease in  operating  expenses  was  primarily  due to cost cutting measures  resulting from the consolidation of our El Paso, Texas operations to Tampa,  Florida and to other discretionary spending  reductions.  Significant areas of cost reduction included  salaries,  co-op advertising and costs related to the Company's  lease  payments for its corporate  aircraft which were terminated  during the first quarter of fiscal 2004.  As discussed  in  Liquidity  and Capital  Resources,  we anticipate  incurring  additional advertising to support the Savane(R)brand in fiscal 2004.

         Other Charges.  Other charges in the first quarter of fiscal 2003 were  comprised of a $5.7 million charge related to a  separation agreement  with our  former  chief  executive  officer,  offset in part by a $1.9  million reduction of estimated costs for Project Synergy.

         Interest  Expense.  Interest expense  increased to $3.4 million for the first quarter of fiscal 2004, from
$2.9 million for the comparable  prior year quarter.  The increase was primarily due to higher average  outstanding borrowings under the Company's revolving credit line.

         Income  Taxes.  We  currently  have net  deferred  tax assets  primarily  comprised  of  temporary  timing differences of future  deductible  expenses and net operating  losses  available to offset future taxable income in the United  States.  We provided a valuation  allowance  against these assets during fiscal 2003.  The use of these deferred tax assets to offset  taxable  profits in future years would  result in a reduction in our  effective  tax rate in these years.

         Net  Loss.  As a result  of the  above  factors,  we  incurred  a net loss of $10.4  million for the first quarter of fiscal 2004 compared to a net loss of $5.0 million in the comparable prior year quarter.

Liquidity and Capital Resources

On June 6, 2003, we renewed our revolving  credit line (the  "Facility").  The Facility  provides for borrowings of up to $95.0 million,  subject to certain  borrowing base  limitations.  Borrowings under the Facility bear variable rates of  interest  based on LIBOR  plus an  applicable  margin  (4.2% at  January  3,  2004),  and are  secured by substantially  all of our domestic  assets.  The Facility matures in June 2006. The Facility  contains  significant financial and operating  covenants if  availability  under the Facility  falls below $20 million.  These  covenants include  a  consolidated  fixed  charge  ratio  of at  least  .90x  and a  ratio  of  consolidated  funded  debt to consolidated  EBITDA of not more than  5.25x.  The  Facility  also  includes  prohibitions  on our ability to incur
certain  additional  indebtedness  or  to  pay  dividends,   and  restrictions  on  our  ability  to  make  capital
expenditures.

The Facility contains both a subjective  acceleration clause and a requirement to maintain a lock-box  arrangement, whereby  remittances from customers reduce borrowings  outstanding under the Facility.  In accordance with Emerging
Issues  Task  Force  95-22,  "Balance  Sheet  Classification  of  Borrowings  Outstanding  under  Revolving  Credit
Agreements That Include Both a Subjective  Acceleration Clause and a Lock-Box Arrangement",  outstanding borrowings under the Facility of $22.6 million have been classified as short-term as of January 3, 2004.

On  December  15,  2003,  we paid the  semi-annual  interest  payment of $5.5  million to the holders of our senior subordinated  notes.  On December 16, 2003,  availability  under our  Facility  fell below $20 million,  triggering financial  covenants  which we  violated.  This caused us to be in  technical  default  under the  Facility.  As of
January 3, 2004,  $13.5 million was available for  borrowings  under the Facility.  On January 12, 2004, we amended the Facility (the "Amended  Facility") with Fleet Capital,  which among other things reduces  aggregate  borrowings to $70  million.  The  default  under the  Facility  was waived on  January  12,  2004 by the terms of the  Amended
Facility.  Although our Amended  Facility  provides  for  borrowings  of up to $70 million,  the amount that can be borrowed at any given time is based upon a formula  that takes into  account,  among  other  things,  our  eligible accounts  receivable  and  inventory,  which can result in  borrowing  availability  of less than the full  amount.
Additionally,  the Amended Facility contains a $10 million  availability  reserve base and higher rates of interest than the  Facility.  The $10.0  million  availability  reserve  base is currently  being met. The Amended  Facility also contains  monthly  financial  covenants of minimum EBITDA levels which begin February 2004, and a consolidated fixed charge coverage ratio and  consolidated  EBIT to consolidated  interest expense ratio which begin March 2005.
The fiscal 2004 minimum  EBITDA  levels are  cumulative  month  amounts  beginning in the second  quarter of fiscal
2004.  The minimum  EBITDA  threshold for fiscal 2004 ranges from $1.8 million for the two months  ending  February
29, 2004 to $11.8 million for the nine months ending  October 2, 2004.  While we believe our  operating  plans,  if met, will be sufficient to assure  compliance  with the terms of the Amended  Facility,  there can be no assurances that we will be in compliance through fiscal 2004.

Borrowings  under our Real Estate Loan bear variable  rates of interest  based on LIBOR plus an  applicable  margin
(5.2% at January  3,  2004).  The Real  Estate  Loan  requires  quarterly  principal  payments of  $200,000,  which commenced  October 1, 2003,  and  monthly  interest  payments.  As of January 3, 2004,  the Real Estate  Loan had a
balance of $7.6  million.  The cross  default provision on the Real Estate Loan was triggered by the default on the
Facility.  This default was waived on January 12, 2004 concurrent with the Amended  Facility.  On January 12, 2004, the Real  Estate  Loan was amended  (the  "Amended  Real Estate  Loan") to  increase  the loan by $2.0 million,  to increase the interest  rate,  and to require  additional quarterly principal  payments of $50,000,  which  commence
April 1, 2004.  The $2.0 million of additional borrowings was used to pay down borrowings under the Facility.

In addition to the financial covenants  discussed above, our Amended Facility and our Amended Real Estate Loan also contain  customary  events of default, including  nonpayment  of  principal or  interest,  violation of  covenants,
inaccuracy  of  representations and  warranties,   cross-defaults  or  other  indebtedness,  bankruptcy  and  other insolvency  events,  material judgments,  certain ERISA events, a material  adverse change,  and certain changes of control at our company.  The occurrence  of an event of default or a material  adverse  effect on our company could result in our  inability  to obtain further  borrowings  under our  Amended  Facility  and could also result in the acceleration  of our  obligations under any or all of our credit  agreements,  each of which could  materially  and adversely affect our business.

Our estimate of capital needs is subject to a number of risks and  uncertainties  that could  result in  additional capital needs that have not been anticipated.  An important  source of capital is our ability to generate  positive cash flow from  operations.  This is dependent upon our ability to increase  revenues,  to generate  adequate gross profit from those sales, to reduce excess  inventories and to control costs and expenses.  Another important source of capital is our ability to borrow under the Amended  Facility.  We have historically  violated certain  covenants in our borrowing  agreements,  and to this point, we have been able to obtain waivers from our lenders  allowing us continued  access to this  source of capital.  However,  there can be no assurances  that we will be able to obtain waivers  from our lenders  should a violation  occur in the future.  If our actual revenues are less than we expect or operating or capital  costs are more than we expect,  our  financial  condition and  liquidity may be materially adversely  affected.  We may  need to raise  additional  capital either  through  the  issuance  of debt or  equity securities  or additional  credit  facilities,  and there can be no assurances  that we would be able to access the credit or capital markets for additional capital.

During fiscal 2003, we completed  construction of an  administration  building in Tampa,  Florida.  We have decided not to occupy this  building and it is being marketed for sale.  Proceeds  from the sale of this  building  will be used to pay down borrowings under the Amended Real Estate Loan and the Amended Facility.

As a result of our decision to terminate the leases on our corporate aircraft,  we paid  approximately $4.1 million of cash  during  the  first  quarter  of  fiscal 2004.  In  connection  with the  severance  of  certain  executive management,  we paid  approximately  $5.1  million of cash during the first quarter of fiscal 2004.  In  connection with the  termination for the lease on our El Paso,  Texas  administration  building,  we paid  approximately  $2.2 million of cash  during the first quarter of fiscal  2004.  We  received  approximately  $1.1  million in the first quarter  of  fiscal  2004 from the sale of a parcel  of land in El Paso,  Texas.  Each of these  transactions  were accrued in fiscal 2003, therefore the Company did not record income  (expense)  related to these items in the first quarter of fiscal 2004.

We  anticipate  using cash in fiscal  2004 for  advertising programs to support our Savane(R) brand.  Although  the amounts have not yet been quantified, these programs may include local or national advertising campaigns,  point of sale items, new labeling and packaging designs,  and the use of in store merchandise  coordinators.  We believe the use of these funds are necessary to support and promote sales of our Savane(R)brand.

Capital  expenditures  totaled  $0.5  million  for the fourteen  weeks  ended  January 3, 2004 and are  expected to approximate  $3.5 million for the entire fiscal year.  The  expenditures  expected for the  remainder of the fiscal year  primarily  relate to the upgrade or replacement  of various other  equipment and computer  systems  including hardware and software.

During the fourteen  weeks ended January 3, 2004, we generated $6.4 million of cash from our  operations.  This was primarily  the result of a decrease in accounts receivable  of $22.8  million,  a decrease in  inventories  of $6.9 million,  and a decrease in prepaid expenses and other current assets of $2.5 million, offset in part by a decrease in  accounts  payable and  accrued  expenses  of $16.8  million, and a net loss of $10.4  million  (which  included non-cash expenses of $1.4 million).

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

Factors Affecting the Company's Business and Prospects

This report  contains  forward-looking  statements  subject  to the safe harbor  created by the Private  Securities
Litigation Reform Act of 1995.  Management  cautions that these statements  represent  projections and estimates of future  performance and involve certain risks and  uncertainties.  Our actual results could differ  materially from those  anticipated  in  these  forward-looking  statements  as a  result  of  certain  factors  including,  without limitation:  potential  negative  effects from the continued  sell off of excess  inventory at  discounted  prices;
difficulties in achieving  operating  efficiencies;  loss of programs or customers as a result of product  delivery problems;  disruption in the business  associated with changes in management;  potential  negative effects from the termination of the Victorinox(R)license  agreement and the transition of this business to Swiss Army Brands,  Inc.;
restrictions and limitations  placed on us by our debt  instruments;  potential  negative effects of loan agreement covenant  violations,  should any occur;  potential  negative effects of transitioning our cutting  operations from
Tampa,  Florida to the Dominican Republic and Honduras;  potential negative effects from reducing personnel and not realizing  the estimated  cost  savings;  expectations  and beliefs with respect to the brand  strategy,  research, repositioning  and creative  development for the Savane(R)brand that may not be achieved; expectations  and beliefs with respect to the  turn-around  efforts that may not be achieved;  potential  negative  effects of possible class action  lawsuits;  potential  negative  effects  of  possible  shareholder  derivative  demands;  general  economic conditions,  including but not necessarily  limited to, recession or other cyclical effects impacting our customers in the United States or abroad;  changes in interest rates or currency exchange rates;  potential changes in demand in the retail  market;  reduction  in the level of the  consumer  spending;  customer or consumer  rejection or non acceptance of major product initiatives  such as our Savane(R)Motion Moves With You(TM)pant;  the availability  and price of raw  materials  and  global  manufacturing  costs and  restrictions;  increases  in costs;  the  continued
acceptance  of our  existing  and new  products  by our  major  customers;  the  financial  strength  of our  major customers; our inability to continue to use certain licensed trademarks and tradenames, including Bill Blass(R) and
Van Heusen(R); continued pricing pressures on our product line; business disruptions and costs arising from acts of terrorism or other  military  activities  around the globe;  and other risk factors listed from time to time in our
SEC reports,  filings and  announcements,  including  our Annual  Report on Form 10-K.  In addition,  the estimated financial  results  for any period do not  necessarily  indicate  the results  that may be expected  for any future period, and we undertake no obligation to update them.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Our market  risk is  primarily  limited to  fluctuations  in interest  rates as it pertains to our  borrowings under the Amended  Facility  and the  Amended  Real Estate  Loan.  There have been no material  changes to the
     Item 7A disclosure made in our Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

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
District  Court for the Middle  District of Florida,  Tampa  Division,  on behalf of all persons who  purchased  or otherwise  acquired the  securities of our company  during the period from April 17, 2002 through  January 20, 2003
(the "Class  Period").  The lawsuits name our company and certain  current and former officers and directors of our company as defendants.  The lawsuits make a number of allegations  against the  defendants,  including  allegations that during the Class Period,  the defendants  materially misled the investing public by publicly issuing false and misleading  statements and omitting to disclose material facts concerning our company's  operations and performance and the retail market for its goods.  We are reviewing  these  lawsuits with our attorneys and intend to vigorously defend  them.  Because  these  cases are in the early  stages of  litigation,  we are  unable to form a  reasonable estimate of potential loss, if any, and have not established any reserves related to these cases.

On October 30, 2003, a purported  shareholder sent us a shareholder  derivative  demand pursuant to Florida Statute
Section 607.07401  demanding,  among other things, that we institute litigation against current and former officers and  directors  Michael  Kagan,  Eloy  Vallina-Laguera  and William  Compton.  The demand  contends  that we should attempt to recover from these  officers  and  directors  their  proceeds of certain  stock sales in July 2002.  The
Company is taking  steps to  investigate  the  allegations  raised in the  derivative  demand  and  intends to take appropriate action dependent upon the outcome of such investigation.

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

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

a)    The  Exhibits  to this  report on Form 10-Q are  listed on the Exhibit  Index,  which immediately follows the signature page hereto.

(b)      Reports on Form 8-K

                On October 8, 2003,  we filed a Form 8-K to announce  that a lawsuit  seeking  class action  status was filed on October 2, 2003,  naming the  Company  and certain  current  and former  officers  and directors of the Company as defendants.

                On  December  29,  2003,  we filed a Form 8-K to announce  that the Company had  requested a 15-day extension with the SEC to file its Form 10-K, which was due on December 29, 2003.

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

February 11, 2004

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
                  Tropical Sportswear Int'l Corporation's Form 10-K filed January 3, 2004).
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
   *10.1          Amended and Restated Loan and Security  Agreement  with Fleet Capital  Corporation  dated June 6,
                  2003 (filed as Exhibit 10.1 of Tropical  Sportswear  Int'l  Corporation's  Form 10-Q filed August
                  8, 2003).
   *10.2          Amendment  No. 1 to  Amended  and  Restated  Loan  and  Security  Agreement  with  Fleet  Capital
                  Corporation  dated  September  9, 2003  (filed as  Exhibit  10.38 of  Tropical  Sportswear  Int'l
                  Corporation's Form 10-K filed January 13, 2004).
   *10.3          Amended and restated Loan and Security  Agreement with Fleet Capital  Corporation dated September
                  9, 2003  (filed as Exhibit  10.39 of  Tropical  Sportswear  Int'l  Corporation's  Form 10-K filed
                  January 13, 2004).
   *10.4          Second  Amended and Restated Loan and Security  Agreement  with Fleet Capital  Corporation  dated
                  January 12, 2004 (filed as Exhibit 10.40 of Tropical  Sportswear  Int'l  Corporation's  Form 10-K
                  filed January 13, 2004).
   *10.5          First  Amendment  to  Amended  and  Restated  Loan and  Security  Agreement  with  Fleet  Capital
                  Corporation  dated  January  12,  2004  (filed as  Exhibit  10.41 of  Tropical  Sportswear  Int'l
                  Corporation's Form 10-K filed January 13, 2004).
    31.1          Certification  of Chief Executive  Officer  pursuant to Securities  Exchange Act Rules 13a-14 and
                  15d-4 as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
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