Form 10-Q
period 2004-04-03
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2004-05-12
CIK 1044324

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-Q

 [X] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended              April 3, 2004

                                                  or

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

Indicate by check mark whether the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the  preceding  12 months
(or for such shorter  period the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.           [X]  Yes      [ ]  No

Indicate  by  check mark whether the registrant is an accelerated filer (as defined in Exchange
Act Rule 12b-2).                                                    [ ]  Yes       [X] No

As of May 7, 2004 there were 11,056,717 shares of the registrant's Common Stock outstanding.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION

                                                     FORM 10-Q
                                                 TABLE OF CONTENTS

PART I     Financial Information                                                         Page No.
                                                                                         --------

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            13

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       20

Item 4     Controls and Procedures                                                          20

PART II    Other Information

Item 1     Legal Proceedings                                                                20

Item 2     Changes in Securities                                                            21

Item 3     Defaults upon Senior Securities                                                  21

Item 4     Submission of Matters to a Vote of Security Holders                              21

Item 5     Other Information                                                                21

Item 6     Exhibits and Reports on Form 8-K                                                 21

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            TROPICAL SPORTSWEAR INT'L CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                           (In thousands, except per share amounts)

                                            Thirteen            Thirteen              Twenty-seven       Twenty-six
                                           Weeks Ended         Weeks Ended            Weeks Ended        Weeks Ended
                                            April 3,            March 29,               April 3,          March 29,
                                              2004                2003                    2004              2003
                                        ------------------ --------------------    ------------------ -----------------

Net sales                                      $93,823            $ 112,725             $ 171,150         $ 211,766
Cost of goods sold                              71,374               89,696               137,290           167,943
                                        ------------------ --------------------    ------------------ -----------------
Gross profit                                    22,449               23,029                33,860            43,823
Selling, general and
administrative
   expenses                                     17,342               20,273                35,255            42,577
Other charges                                   (2,782)                   -                (2,782)            3,752
                                        ------------------ --------------------    ------------------ -----------------
Operating income (loss)                          7,889                2,756                 1,387           (2,506)
Other (income) expense:
   Interest expense, net                         3,908                2,808                 7,346             5,697
   Other, net                                     (282)              (1,003)                  (55)           (1,094)
                                        ------------------ --------------------    ------------------ -----------------
                                                 3,626                1,805                 7,291             4,603

Income (loss) before income taxes                4,263                  951               (5,904)           (7,109)
Provision (benefit) for income taxes               294                  313                  558            (2,729)
                                        ------------------ --------------------    ------------------ -----------------
Net income (loss)                                3,969                  638               (6,462)           (4,380)
Foreign currency translations and
    other                                         (307)                 165                1,060               387
                                        ------------------ --------------------    ------------------ -----------------
Comprehensive income (loss)                    $ 3,662                $ 803             $ (5,402)        $ (3,993)
                                        ================== ====================    ================== =================

Net income (loss) per common share:
    Basic                                        $0.36                $0.06               $(0.58)           $(0.40)
                                        ================== ====================    ================== =================
    Diluted                                      $0.36                $0.06               $(0.58)           $(0.40)
                                        ================== ====================    ================== =================

                                              See accompanying notes.

                                                   TROPICAL SPORTSWEAR INT'L CORPORATION
                                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (In thousands)

                                                                                April 3,          September 27,
                                                                                  2004                2003
                                                                            -----------------   ------------------
                    ASSETS                                                    (unaudited)           (audited)

          Current Assets:
             Cash and cash equivalents                                          $   5,957             $  4,485
             Accounts receivable, net                                              65,470               64,355
             Inventories, net                                                      51,701               73,293
             Prepaid expenses and other current assets                             11,639               11,001
             Assets held for sale                                                       -                6,597
                                                                            -----------------   ------------------
                         Total current assets                                     134,767              159,731

          Property and equipment, net                                              31,881               34,902
          Trademarks, net                                                          12,914               12,936
          Other assets                                                              6,377                6,710
                                                                            -----------------   ------------------
                         Total assets                                           $ 185,939            $ 214,279
                                                                            =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                              $  31,161            $  48,522
             Revolving credit line                                                 23,256               25,685
             Current portion of long-term debt and capital leases                   1,802                1,964
                                                                            -----------------   ------------------
                         Total current liabilities                                 56,219               76,171

          Long-term debt and capital leases                                       105,038              107,772
          Other non-current liabilities                                             7,333                7,585
                                                                            -----------------   ------------------
                   Total liabilities                                              168,590              191,528

          Shareholders' Equity:
             Preferred stock                                                            -                    -
             Common stock                                                             111                  111
             Additional paid in capital                                            88,575               88,575
             Retained earnings (deficit)                                          (65,079)             (58,617)
             Accumulated other comprehensive loss                                  (6,258)              (7,318)
                                                                            -----------------   ------------------
                         Total shareholders' equity                                17,349               22,751
                                                                            -----------------   ------------------

                         Total liabilities and shareholders' equity             $ 185,939            $ 214,279
                                                                            =================   ==================
                                              See accompanying notes.

                                                  TROPICAL SPORTSWEAR INT'L CORPORATION
                                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (UNAUDITED)
                                                                (In thousands)

                                                                        Twenty-seven            Twenty-six
                                                                        Weeks Ended            Weeks Ended
                                                                          April 3,              March 29,
                                                                            2004                  2003
                                                                     -------------------    ------------------
OPERATING ACTIVITIES
Net loss                                                                 $  (6,462)             $  (4,380)
Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
    Depreciation and amortization                                            2,965                  3,338
    Deferred income taxes and other                                            (30)                  (801)
    Gain on sale of building                                                (3,504)                     -

Changes in operating assets and liabilities:
    Accounts receivable                                                     (1,115)                (8,987)
    Inventories                                                             21,592                (23,519)
      Prepaid expenses and other current assets                             11,543                 (2,251)
      Accounts payable and accrued expenses                                (17,325)                (6,121)
                                                                        ------------------    -----------------
    Net cash provided by (used in) operating activities                      7,664                (42,721)
                                                                        ------------------    -----------------

INVESTING ACTIVITIES
Capital expenditures
                                                                              (555)               (11,559)
Sale of marketable securities                                                    -                 11,100
Proceeds from sale of property and equipment                                   428                    172
                                                                        ------------------    -----------------
    Net cash used in investing activities                                     (127)                  (287)
                                                                        ------------------    -----------------

Financing activities:
Net changes in other debt and capital leases
                                                                            (4,518)                  (629)
Proceeds from revolving credit line borrowings                             152,806                 55,353
Payments of revolving credit line borrowings                              (155,235)               (34,323)
                                                                        ------------------    -----------------
      Net cash (used in) provided by financing activities                   (6,947)                20,401
                                                                        ------------------    -----------------

Change in currency translation                                                 882                    199

Net  increase (decrease) in cash and cash equivalents
                                                                             1,472                (22,408)
Cash and cash equivalents at beginning of period                             4,485                 28,284
                                                                        ------------------    -----------------
Cash and cash equivalents at end of period                                 $ 5,957              $   5,876
                                                                        ==================    =================

                                              See accompanying notes.

                                       TROPICAL SPORTSWEAR INT'L CORPORATION
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                      Twenty-seven weeks ended April 3, 2004
                                     (In thousands, except per share amounts)

1.   BASIS OF PRESENTATION

The accompanying  unaudited  condensed  consolidated  financial  statements of Tropical Sportswear Int'l Corporation
(the  "Company")  include  the  accounts  of Tropical  Sportswear  Int'l  Corporation  and its  subsidiaries.  These financial  statements have been prepared in accordance with the  instructions for Form 10-Q and,  therefore,  do not include  all  information  and  footnotes  required by  generally  accepted  accounting  principles.  The  unaudited condensed  consolidated  financial  statements should be read in conjunction with the audited  financial  statements and related  notes  included in the Company's  Annual Report on Form 10-K for the year ended  September 27, 2003. In the opinion of  management,  the  unaudited  condensed  consolidated  financial  statements  contain  all  necessary adjustments  (which include only normal,  recurring  adjustments)  for a fair  presentation  of the interim  periods presented.  Operating  results for the  twenty-seven  weeks ended April 3, 2004 are not  necessarily  indicative  of results that may be expected for the entire fiscal year ending October 2, 2004.

2.   INVENTORIES

Inventories consist of the following:

                                                                    April 3,            September 27,
                                                                      2004                   2003
                                                              -------------------    -------------------

        Raw materials                                               $  6,586               $   6,939
        Work in process                                                6,794                   6,947
        Finished goods                                                46,098                  71,479
        Reserve for excess and slow moving inventory                  (7,777)                (12,072)
                                                              -------------------    -------------------
                                                                    $ 51,701               $  73,293
                                                              ===================    ===================

3.   DEBT AND CAPITAL LEASES

Debt and capital leases consist of the following:

                                                                    April 3,            September 27,
                                                                      2004                   2003
                                                              -------------------    -------------------

        Revolving credit line                                       $ 23,256               $  25,685
        Real estate loan                                               5,690                   8,000
        Senior subordinated notes                                    100,000                 100,000
        Other                                                          1,150                   1,736
                                                              -------------------    -------------------
                                                                     130,096                 135,421
        Less current maturities                                      (25,058)                (27,649)
                                                              -------------------    -------------------
        Long-term debt                                              $105,038               $ 107,772
                                                              ===================    ===================

On June 6, 2003,  the Company  renewed its  revolving  credit line (the  "Facility").  The  Facility  provides  for borrowings of up to $95.0 million,  subject to certain  borrowing base  limitations.  Borrowings under the Facility bear variable rates of interest based on LIBOR plus an applicable  margin (5.6% at April 3, 2004),  and are secured by substantially  all of the Company's  domestic assets.  The Facility matures in June 2006. The Facility  contains significant  financial and operating  covenants if availability  under the Facility falls below $20 million.  These covenants  include a consolidated  fixed charge ratio of at least .90x and a ratio of  consolidated  funded debt to consolidated  EBITDA of not more than 5.25x.  The Facility also includes  prohibitions on the Company's  ability to incur  certain  additional  indebtedness  or to pay  dividends,  and  restrictions  on its ability to make  capital expenditures.

The Facility contains both a subjective  acceleration clause and a requirement to maintain a lock-box  arrangement, whereby  remittances from customers reduce borrowings  outstanding under the Facility.  In accordance with Emerging
Issues  Task  Force  95-22,  "Balance  Sheet  Classification  of  Borrowings  Outstanding  under  Revolving  Credit
Agreements That Include Both a Subjective  Acceleration Clause and a Lock-Box Arrangement",  outstanding borrowings under the revolving credit line of $23.3 million have been classified as short-term as of April 3, 2004.

On December  15,  2003,  the Company paid the  semi-annual  interest  payment of $5.5 million to the holders of its senior  subordinated  notes.  On  December  16,  2003,  availability  under the  Facility  fell below $20  million, triggering  financial  covenants,  which were  violated.  This caused the Company to be in technical  default under the  Facility.  On January 12,  2004,  the  Company  amended  the  Facility  (the  "Amended  Facility")  with Fleet
Capital,  which among other things  reduced  aggregate  borrowings  to $70 million.  The default under the Facility was waived on January 12, 2004 by the terms of the Amended  Facility.  Although the Amended  Facility  provides for borrowings  of up to $70  million,  the amount that can be borrowed at any given time is based upon a formula  that takes into account, among other things,  eligible accounts receivable and inventory,  which can result in borrowing availability  of less than the full  amount.  Additionally,  the  Amended  Facility  also  contains  a $10  million availability  reserve base and higher rates of interest than the  Facility.  The $10 million  availability  reserve base was met as of April 3, 2004 and  through  the date of this  filing.  The  Amended  Facility  contains  monthly financial  covenants of minimum EBITDA levels,  which began February 2004 and a consolidated  fixed charge coverage ratio and  consolidated  EBIT to  consolidated  interest  expense  ratio which  begin  March 2005.  The fiscal 2004 minimum  EBITDA levels are  cumulative  month amounts  beginning in the second  quarter of fiscal 2004. The minimum
EBITDA  threshold  for fiscal 2004 ranges from $1.8  million for the two months  ending  February 29, 2004 to $11.8 million for the nine months ending October 2, 2004. The Company was in compliance  with the EBITDA  covenants as of
April 3, 2004,  and had $13.2  million  available  for  borrowing  under the  Amended  Facility.  While the Company believes its  operating  plans,  if met,  will be  sufficient  to assure  compliance  with the terms of the Amended
Facility, there can be no assurances that the Company will be in compliance through fiscal 2004.

Borrowings  under the Company's  Real Estate Loan bear variable  rates of interest based on LIBOR plus an applicable margin (5.9% at April 3, 2004).  The Real Estate Loan  requires  quarterly  principal  payments of  $200,000,  which commenced  October 1, 2003, and monthly interest  payments.  As of April 3, 2004, the Real Estate Loan had a balance of $5.7  million.  The  cross  default  provision  on the Real  Estate  Loan was  triggered  by the  default  on the
Facility.  This default was waived on January 12, 2004  concurrent with the Amended  Facility.  On January 12, 2004, the Real  Estate  Loan was amended  (the  "Amended  Real Estate  Loan") to  increase  the loan by $2.0  million,  to increase the interest  rate,  and to require  additional  quarterly  principal  payments of $50,000,  which commence
April 1, 2004.  The $2.0 million of additional borrowings was used to pay down borrowings under the Facility.

4.  NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per share are computed as follows:
                                             Thirteen          Thirteen          Twenty-seven        Twenty-six
                                           Weeks Ended        Weeks Ended        Weeks Ended         Weeks Ended
                                             April 3,          March 29,           April 3,           March 29,
                                               2004              2003                2004               2003
                                          ---------------    --------------     ---------------     --------------
Numerator for basic net income (loss)
per  share:
     Net income (loss)                            $3,969              $638           $(6,462)           $(4,380)

Denominator for basic net income (loss)
per share:
     Weighted average shares of common
     stock outstanding                            11,055            11,040            11,055             11,040

Effect of dilutive stock options using
the
     treasury stock method                             5                28                 -                  -
                                          ---------------    --------------     ---------------     --------------

Denominator for diluted net income
(loss) per share                                  11,060            11,068            11,055             11,040
                                          ===============    ==============     ===============     ==============

Net income (loss) per common share:
     Basic                                         $0.36             $0.06            $(0.58)            $(0.40)
                                          ===============    ==============     ===============     ==============
     Diluted                                       $0.36             $0.06            $(0.58)            $(0.40)
                                          ===============    ==============     ===============     ==============

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

As a result of these  initiatives  (internally  referred to as "Project  Synergy"),  the Company recorded a pre-tax charge totaling  approximately  $16.1 million in fiscal 2002 for severance ($3.1 million),  relocation  (recognized as incurred)  ($2.5  million),  lease  terminations  ($2.8  million),  asset  write-downs  ($5.7 million) and other related costs ($2.0 million)  included in other charges in the accompanying  statements of operations.  As of April
3, 2004, the Company has  approximately  $649,000  remaining of the accrual,  related to lease  termination  costs.
The activity in the exit accruals  related to Project  Synergy  during the  twenty-seven  weeks ended April 3, 2004 were as follows:

                                       Twenty-seven                  Twenty-six
                                       Weeks Ended                   Weeks Ended
                                      April 3, 2004                 March 29, 2003
                                 -----------------------       -----------------------

Beginning balance                       $ 2,739                           $  4,295
Reductions                                    -                             (1,550)
Cash payments                            (2,090)                              (783)
                                 -----------------------       -----------------------
Ending balance                          $   649                           $  1,962
                                 =======================       =======================

The Company has remaining accrued  liabilities  related to the 1998 acquisition of Savane  International  Corp. The exit costs  consist of lease  termination  costs.  The activity in the exit  accruals  related to this  acquisition during the twenty-seven weeks ended April 3, 2004 were as follows:

                                       Twenty-seven               Twenty-six
                                        Weeks Ended               Weeks Ended
                                     April 3, 2004               March 29, 2003
                                 -----------------------     ------------------------

Beginning balance                        $ 437                       $ 2,216
Cash payments                             (391)                       (1,107)
                                 -----------------------     ------------------------
Ending balance                            $ 46                       $ 1,109
                                 =======================     ========================

6.  STOCK OPTION PLAN PRO FORMA INFORMATION

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

For purposes of Statement No. 123, as amended by FASB Statement No. 148 pro forma  disclosures,  the estimated fair value of the  options  is  amortized  to  expense  over the  options'  vesting  period.  The  Company's  pro  forma information is as follows (in thousands except for income (net) loss per share information):

                                          Thirteen          Thirteen           Twenty-seven      Twenty-six
                                        Weeks Ended        Weeks Ended         Weeks Ended      Weeks Ended
                                          April 3,          March 29,            April 3,        March 29,
                                            2004               2003                2004             2003
                                       ---------------    --------------     ---------------    -------------

Net income (loss)                            $3,969              $638             $(6,462)          $(4,380)
Pro forma compensation expense, net
  of tax                                       (315)             (148)               (641)           (1,417)
                                       ---------------    --------------     ---------------    --------------
Pro forma net income (loss)                 $ 3,654              $490             $(7,103)          $(5,797)
                                       ===============    ==============     ===============    ==============

Net income (loss) per share-basic             $0.36            $ 0.06              $(0.58)           $(0.40)
Net income (loss) per share-diluted           $0.36            $ 0.06              $(0.58)           $(0.40)

Pro forma net income (loss) per
  share-basic                                 $0.33            $ 0.04              $(0.64)           $(0.53)
Pro forma net income (loss) per
  share-diluted                               $0.33            $ 0.04              $(0.64)           $(0.53)

7.       DEFINED BENEFIT PLAN

Under the Company's defined benefit plan, which covers certain Savane  distribution  center  associates,  the basic monthly pension payable to a participant upon normal  retirement  equals the product of the  participant's  monthly benefit  rate times the number of years of  credited  service.  Assets of the  defined  benefit  plan are  invested primarily in U.S. government obligations, corporate bonds, and equity securities.

The  Company's  policy is to fund  accrued  pension  cost when such  costs are  deductible  for tax  purposes.  Net periodic pension cost, included the following components:

                                               Thirteen         Thirteen         Twenty-seven         Twenty-six
                                              Weeks Ended     Weeks Ended         Weeks Ended         Weeks Ended
                                               April 3,         March 29,           April 3,            March 29,
                                                 2004             2003                2004                2003
                                              -----------     -------------     ----------------    ---------------

Service Cost                                       $   8             $  10                $  31              $  38
Interest Cost                                        153               143                  613                573
Expected Return on Plan Assets                      (123)             (127)                (494)              (508)
Amortization of  Unrecognized Transition
Obligation (Asset)                                     -                 2                    -                  8
Amortization of Prior Service Cost                     -                 -                    -                  -
Amortization of Loss (Gain)                           96                72                  385                287
                                              -----------     -------------     ----------------    ---------------
Net Periodic Benefit Cost                          $ 134             $ 100                $ 535              $ 398
                                              ===========     =============     ================    ===============

The Company anticipates contributing approximately $700,000 to fund its defined benefit plan during fiscal 2004.

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

The following is the unaudited  supplemental  combining  condensed  statement of operations  for the thirteen weeks ended April 3, 2004 and the thirteen  weeks ended March 29, 2003,  the  supplemental  combining  condensed  balance sheet as of April 3, 2004 and  September  27, 2003,  and the  supplemental  combining  condensed  statement of cash flows for the  twenty-seven  weeks ended April 3, 2004,  and the  twenty-six  weeks ended March 29, 2003.  The only intercompany  eliminations  are  the  normal  intercompany  sales,  borrowings  and  investments  in  wholly  owned subsidiaries.  Separate  complete  financial  statements of the guarantor  subsidiaries  are not presented  because management believes that they are not material to investors.

                                                            Thirteen Weeks Ended April 3, 2004
                                       ------------------------------------------------------------------------------
Statement of Operations                  Parent        Guarantor       Non-Guarantor
                                          Only        Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                       -----------    ------------     ------------    ------------    --------------

Net sales                               $ 42,183       $ 39,125         $ 12,668        $   (153)         $ 93,823
Gross profit                               8,968          8,421            5,132             (72)           22,449
Operating income                           2,798          3,909            1,182               -             7,889
Interest, income taxes and other, net      1,573          1,338            1,009               -             3,920
Net income                                 1,225          2,571              173               -             3,969

                                                            Thirteen Weeks Ended March 29, 2003
                                       ------------------------------------------------------------------------------
Statement of Operations                  Parent        Guarantor       Non-Guarantor
                                          Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                       -----------    ------------     ------------    ------------     -------------

Net sales                               $ 53,751       $ 47,035         $ 12,258        $   (319)         $112,725
Gross profit                              11,107          8,135            3,861             (74)           23,029
Operating income                           1,185          1,027              544               -             2,756
Interest, income taxes and other, net      1,084            979               55               -             2,118
Net income                                   101             48              489               -               638

                                                           Twenty-seven Weeks Ended April 3, 2004
                                       -------------------------------------------------------------------------------
Statement of Operations                 Parent        Guarantor      Non-Guarantor
                                         Only        Subsidiaries    Subsidiaries      Eliminations      Consolidated
                                       ----------    ------------    -------------     -------------    ---------------

Net sales                               $ 73,387       $ 72,078         $ 26,008         $  (323)         $171,150
Gross profit                              14,531          9,898            9,598            (167)           33,860
Operating income (loss)                     (916)           739            1,564               -             1,387
Interest, income taxes and other, net      2,658          4,056            1,135               -             7,849
Net income (loss)                         (3,574)        (3,317)            429               -             (6,462)

                                                           Twenty-six Weeks Ended March 29, 2003
                                       -------------------------------------------------------------------------------
Statement of Operations                 Parent        Guarantor      Non-Guarantor
                                         Only        Subsidiaries    Subsidiaries      Eliminations      Consolidated
                                       ----------    ------------    -------------     -------------    ---------------

Net sales                               $100,507       $ 86,762         $ 25,094         $  (597)         $211,766
Gross profit                              19,757         15,999            8,215            (148)           43,823
Operating income (loss)                   (5,924)         2,020            1,398               -            (2,506)
Interest, income taxes and other, net     (1,284)         2,921              237               -             1,874
Net income (loss)                         (4,640)          (901)           1,161               -            (4,380)

                                                                           As of April 3, 2004
                                              ------------------------------------------------------------------------------
Balance Sheet                                   Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                              -----------   -------------    -------------    -------------    --------------
ASSETS
Cash and cash equivalents                      $    596         $    313        $  5,048       $       -         $   5,957
Accounts receivable, net                         43,028           14,703           7,739               -            65,470
Inventories                                      25,178           18,123           8,400               -            51,701
Other current assets                              1,988            4,914           4,737               -            11,639
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      70,790           38,053          25,924               -           134,767

Property and equipment, net                      25,613            4,256           2,012               -            31,881
Investment in subsidiaries and other assets     134,164           26,961         (10,802)       (131,032)           19,291
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                           $ 230,567         $ 69,270        $ 17,134       $(131,032)        $ 185,939
                                              ===========   =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 22,656          $ 1,572         $ 6,933       $       -         $  31,161
Current portion of revolving credit line,
    long-term debt and capital leases            24,501              541              16               -            25,058
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 47,157            2,113           6,949               -            56,219
Long-term debt and noncurrent portion of
    capital leases                              104,959                -              79               -           105,038
Other noncurrent liabilities                       (18)            7,233             118               -             7,333
Stockholders' equity                             78,469           59,924           9,988        (131,032)           17,349
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
   equity                                     $ 230,567          $69,270        $ 17,134       $(131,032)        $ 185,939
                                              ===========   =============    =============   =============    ==============

                                                                        As of September 27, 2003
                                              ------------------------------------------------------------------------------
Balance Sheet                                  Parent        Guarantor       Non-Guarantor
                                                Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash and cash equivalents                     $     218          $   440         $ 3,827       $       -         $   4,485
Accounts receivable, net                         33,740           22,174           8,441               -            64,355
Inventories                                      31,945           30,818          10,530               -            73,293
Other current assets                              9,703            4,903           2,992               -            17,598
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      75,606           58,335          25,790               -           159,731

Property and equipment, net                      27,627            5,318           1,957               -            34,902
Investment in subsidiaries and other assets     157,597            6,706         (14,071)       (130,586)           19,646
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                           $ 260,830          $70,359         $13,676       $(130,586)        $ 214,279
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities      $  38,036          $ 5,480         $ 5,006               -        $   48,522
Current portion of revolving credit line,
   long-term debt and capital leases             26,738              892              19               -            27,649
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 64,774            6,372           5,025               -            76,171
Long-term debt and noncurrent portion of
   capital                                      107,590               87              95               -           107,772
  leases
Other noncurrent liabilities                        510            6,968             107               -             7,585
Stockholders' equity                             87,956           56,932           8,449        (130,586)           22,751
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
    equity                                    $ 260,830          $70,359        $ 13,676       $(130,586)        $ 214,279
                                              ===========   =============    =============   =============    ==============

                                                                 Twenty-seven Weeks Ended April 3, 2004
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by operating activities      $  6,836         $   151           $ 2,377      $  (1,700)        $  7,664
Net cash provided by (used in) investing
activities                                         (160)            158              (125)             -             (127)
Net cash used in financing activities            (6,482)           (436)              (29)             -           (6,947)
Other                                               184               -            (1,002)         1,700              882
Net increase (decrease) in cash and cash
equivalents                                         378            (127)            1,221              -            1,472
Cash and cash equivalents, beginning of
period                                              218             440             3,827              -            4,485
Cash and cash equivalents, end of period            596             313             5,048              -            5,957

                                                                  Twenty-six Weeks Ended March 29, 2003
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by (used in) operating      $(45,251)        $  1,006           $ 1,524      $       -         $(42,721)
Net cash provided by (used in) investing
activities                                         486            (624)              (149)             -             (287)
Net cash provided by (used in) financing
activities                                      20,881            (465)               (15)             -           20,401
Other                                                -               -                199              -              199
Net increase (decrease) in cash and cash
equivalents                                    (23,884)            (83)             1,559              -          (22,408)
Cash and cash equivalents, beginning of
period                                          24,274             167              3,843              -           28,284
Cash and cash equivalents, end of period           390              84              5,402              -            5,876

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

Critical Accounting Policies

Inventories  -  Inventories  are  stated at the lower of cost or market.  Cost is  determined  using the  first-in, first-out  method.  We evaluate our inventory by style,  color and size to determine  excess or slow moving product based on projected  sales.  We record  provisions for markdowns and losses on excess and  slow-moving  inventory to the  extent  the cost of  inventory  exceeds  estimated  net  realizable  value.  If actual  market  conditions  or competitive pressures change, the level of inventory reserves will change.

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

Long-Lived  Assets - We estimate the  depreciable  lives of our  property,  plant and equipment and review them for impairment  when  events or  circumstances  indicate  that their  carrying  amounts  may be  impaired.  Most of our property,  plant and equipment is used in our distribution  processes.  We periodically evaluate the carrying value of assets which are held for sale to determine  if, based on market  conditions,  the values of these assets should be  adjusted.  Although  we believe we have  appropriately  recorded  our assets  held for sale at their  estimated realizable  value,  net of  estimated  disposal  costs,  the actual sale of these  assets  could result in gains or losses which could differ from our estimated  amounts.  To assess the  recoverability of intangible assets, we make assumptions  regarding  estimated future cash flows and other factors to determine  whether the carrying values are recoverable from operations.  If these  assumptions or estimates  change,  we may be required to record  impairment charges to reduce the value of these assets.

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
During the second half of fiscal 2003,  our  inventories  grew,  requiring us to sell higher than normal  levels of excess  inventories  at closeout  prices,  which reduced our average  selling price and our gross  margins.  Higher than normal  levels of sales returns and  allowances  also  contributed  to reduced  gross  margins.  We still have excess  inventory  which we expect to sell at discounted  prices  during fiscal 2004.  Gross margins for the second quarter of fiscal 2004 were  positively  impacted by a reduction  in sales  allowances  compared to the prior year, which occurred due to our shipping difficulties.

In May 2003, we transitioned  our Victorinox(R)apparel  division to Swiss Army Brands,  Inc. In connection with the transition of our Victorinox(R) apparel division to Swiss Army Brands, Inc. ("Swiss Army"), Swiss Army is currently disputing  certain aspects of the transition  agreement and have not paid us approximately  $4.8 million,  which we believe is due to us under the  transition  agreement.  On June 3, 2003,  we filed a  declaratory  judgment  action against Swiss Army,  seeking  judicial  interpretation  of the agreement.  We and Swiss Army agreed to mediation in an attempt to resolve the issue,  which  resulted in an impasse.  There can be no assurance that all or any part of the $4.8 million will be collected in its entirety.

In June 2003, we sold our Duck Head(R)trademarks to Goody's Family Clothing,  Inc.  ("Goody's") for $4.0 million in cash.  Under the purchase  agreement,  we continued to sell Duck Head(R)branded  products through the end of fiscal
2003.  Goody's also assumed all licenses  associated with the Duck Head(R)trademarks.  In connection with the sale, we recorded a net gain of $3.7 million,  which was net of expenses  related to the sale and reduction of certain of the remaining assets, including  inventory.  In connection with the sale of our Duck Head(R) trademarks, all of our
Duck Head(R)retail outlet stores were closed in September  2003.  The cash used in  connection  with the closure of the retail outlet stores was approximately  $0.7 million.  The Duck Head(R)and Victorinox(R)businesses  represented less than 5% of our total  fiscal  2003 net sales.  We believe  that  exiting  these  businesses  frees up valuable resources that can be devoted to our core business.

During  fiscal  2003,  we  completed  the  transition  of the majority of our Mexico  production  to the  Dominican
Republic.  We reduced  selling,  general and  administrative  expenses by  approximately  $12 million during fiscal
2003,  which was primarily due to successful  cost cutting  measures  resulting  from the  consolidation  of our El
Paso, Texas operations to Tampa,  Florida and to other  discretionary  spending  reductions.  Significant  areas of cost reduction included salaries, co-op advertising and tradeshow costs.

During  fiscal 2004,  we set certain  plans in motion to further  reduce  overhead.  A reduction in personnel  from
November to January is expected to lower  employee-related  costs by  approximately  $6.4  million over fiscal 2003 amounts.  The full  effect of this  reduction  should  occur  during the third  quarter  of this  fiscal  year.  In addition,  during the second  quarter of fiscal 2004,  we  completed  the  transfer of our Tampa,  Florida  cutting operations to contractors in the Dominican Republic and Honduras.

In January 2004, we engaged Alvarez & Marsal LLC, a global  turn-around and  restructuring  firm with experience in the textile and apparel  industries,  as advisors to  management  and our board of  directors.  Alvarez & Marsal is assisting us in the  evaluation  of our current  business plan and in the  identification  of cost  reductions  and operations  improvement  opportunities.  This  engagement  satisfies  a  requirement  that was part of our  Amended
Facility with Fleet Capital that was executed in January 2004.

The  following  table  sets  forth,  for the  periods  indicated,  selected  items  in the  Company's  consolidated statements of income expressed as a percentage of net sales:

                                             Thirteen           Thirteen         Twenty-seven        Twenty-six
                                            Weeks Ended       Weeks Ended         Weeks Ended        Weeks Ended
                                             April 3,          March 29,           April 3,           March 29,
                                               2004               2003               2004               2003
                                           --------------    ---------------    ----------------    --------------

Net sales                                       100.0%            100.0%             100.0%              100.0%
Cost of goods sold                               76.1              79.6               80.2                79.3
                                           --------------    ---------------    ----------------    --------------
Gross profit                                     23.9              20.4               19.8                20.7
Selling, general and administrative              18.5              18.0               20.6                20.1
expenses
Other                                            (3.0)              -                 (1.6)                1.8
                                           --------------    ---------------    ----------------    --------------
Operating income (loss)                           8.4               2.4                0.8                (1.2)
Interest expense, net                             4.2               2.5                4.2                 2.7
Other, net                                       (0.3)             (0.9)               -                  (0.5)
                                           --------------    ---------------    ----------------    --------------
Income (loss) before income taxes                 4.5               0.8               (3.4)               (3.4)
Provision (benefit) for income taxes              0.3               0.3                0.4                (1.3)
                                           --------------    ---------------    ----------------    --------------
Net income (loss)                                 4.2%              0.5%              (3.8)%              (2.1)%
                                           ==============    ===============    ================    ==============

Thirteen weeks ended April 3, 2004 compared to the thirteen weeks ended March 29, 2003

         Net Sales.  Net sales  decreased  to $93.8  million  for the second  quarter  of fiscal  2004 from  $112.7 million in the comparable  prior year quarter.  The decrease was primarily due to a 2% decrease in average  selling prices and a 15% decrease in units shipped,  offset in part by a 79% decrease in sales returns and allowances.  The average  selling price was impacted by an increase in sales of  discounted  excess  inventory,  and a change in the product mix as the higher average  selling  priced Savane(R)products  experienced  declines in unit volume.  Due to higher levels of inventory,  which resulted from  production  difficulties  associated  with Project Synergy during fiscal 2003, we continued to sell excess  inventory at  discounted  prices during the first half of fiscal 2004. We expect fiscal 2004 sales of Savane(R)and private label products to be below fiscal 2003 levels.

         Gross Profit.  Gross profit  decreased to $22.4  million,  or 23.9% of net sales for the second quarter of fiscal 2004 from $23.0 million,  or 20.4% of net sales for the comparable  prior year quarter.  The increase in the gross margin was partially due to a reduction in sales returns and  allowances  from last year,  which were reduced due to the reduction of shipping  difficulties  related to Project  Synergy.  In addition,  as excess inventory was sold,  we have  partially  reduced  inventory  reserves  during  fiscal 2004.  To the extent that excess  inventory continues to be sold in fiscal 2004, gross margins could impact fiscal 2004 results.

         Selling,  General and Administrative  Expenses.  Selling, general and administrative expenses decreased to
$17.3  million,  or 18.5% of net sales for the second quarter of fiscal 2004, from $20.3  million,  or 18.0% of net sales,  for the  comparable  prior year  quarter.  The decrease in  operating expenses  was  primarily  due to cost cutting measures resulting from the  consolidation of our El Paso, Texas operations to Tampa,  Florida and to other discretionary spending  reductions.  Significant areas of cost reduction included  salaries,  co-op advertising and costs related to the Company's lease  payments for its corporate  aircraft which were  terminated  during the first quarter of fiscal 2004.  As discussed  in  Liquidity  and Capital Resources,  we  anticipate  incurring  additional advertising to support the Savane(R)brand in fiscal 2004.

         Other.  Other  income in the second  quarter of fiscal 2004 is composed of a $3.5 million gain on the sale of the Company's unoccupied  administration building,  offset in part by $722,000 of costs related to the phase out of the Tampa,  Florida cutting  operations which consists  primarily of asset write-downs and losses on the sale of machinery and equipment.

         Interest  Expense.  Interest  expense  increased  to $3.9  million for the second  quarter of fiscal 2004, from $2.8  million for the  comparable  prior year  quarter.  The  increase  was  primarily  due to higher  average outstanding borrowings under the Company's revolving credit line.

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

         Net Income.  As a result of the above  factors,  we had net income of $4.0  million for the second  quarter of fiscal 2004 compared to net income of $638,000 in the comparable prior year quarter.

Twenty-seven weeks ended April 3, 2004 compared to the twenty- six weeks ended March 29, 2003

         Net Sales.  Net sales  decreased  to $171.2  million for the  twenty-seven  weeks ended April 3, 2004 from
$211.8  million in the  comparable  prior year period.  The decrease was  primarily due to a 3% decrease in average selling  prices  and a 16%  decrease  in units  shipped,  offset  in part by a 75%  decrease  in sales  returns  in allowances.  The average selling price was impacted by an increase in sales of discounted excess  inventory,  and a change in the product mix as the higher  average  selling  priced  Savane(R)products  experienced  declines in unit volume.  Due to higher levels of inventory,  which resulted from  production  difficulties  associated with Project
Synergy  during  fiscal 2003, we continued to sell excess  inventory at discounted  prices during the first half of fiscal 2004.  Additionally,  the twenty-six weeks ended March 29, 2003 contains  approximately $11 million of sales related to  discontinued  businesses.  We expect fiscal  2004 sales of Savane(R)and  private  label  products to be below fiscal 2003.

         Gross  Profit.  Gross  profit  decreased to $33.9  million,  or 19.8% of net sales,  for the  twenty-seven weeks ended March 29, 2003, from $43.8 million,  or 20.7% of net sales, for the comparable  prior year period.  The reduction in the gross margin was primarily due to a decrease in units  shipped and lower average  selling  prices, offset in part, by a reduction in sales returns and allowances from last year.  Additionally  the Company's  higher margin  branded  sales were a smaller  component of overall  sales.  In addition,  as excess  inventory is sold, we have partially  reduced  inventory  reserves during fiscal 2004. To the extent that excess  inventory  continues to be sold in fiscal 2004, gross margins could impact fiscal 2004 results.

         Selling,  General and Administrative  Expenses.  Selling, general and administrative expenses decreased to
$35.3 million, or 20.6% of net sales,  for the  twenty-seven  weeks ended April 13, 2004,  from $42.6  million,  or
20.1% of net sales,  for the comparable prior year period.  The decrease in operating expenses was primarily due to successful  cost cutting  measures  resulting  from the  consolidation of our El Paso,  Texas  operations to Tampa,
Florida.  In addition, there were decreases in compensation, advertising and to other discretionary spending.

         Other.  Other income in the  twenty-seven  weeks ended April 3, 2004 is composed of a $3.5 million gain on the sale of the Company's  unoccupied administration  building,  offset in part by $722,000 of costs related to the phase out of the Tampa,  Florida cutting operations which consists primarily of asset write-downs and losses on the sale of machinery and  equipment.  Other  charges of $3.8 million  recorded in fiscal 2003 were  composed of a $5.3 million charge related to a separation agreement with the Company's former chief executive officer,  offset in part by a $1.5 million reduction of estimated costs related to the  consolidation  and  reorganization  of the Company's
Savane(R)division.

         Interest  Expense.  Interest expense  increased to $7.3 million for the twenty-seven  weeks ended April 3,
2004,  from $5.7 million for the  comparable  prior year period.  The increase was primarily due to higher  average outstanding borrowings.

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

         Net  Income (Loss).  As a result of the above  factors,  we  incurred a net loss of $6.5  million  for the twenty-seven  weeks ended April 3, 2004, compared  with a net loss of $4.4 million for the  twenty-six  weeks ended
March 29, 2003.

Liquidity and Capital Resources

On June 6, 2003, we renewed our revolving  credit line (the  "Facility").  The Facility  provides for borrowings of up to $95.0 million,  subject to certain  borrowing base  limitations.  Borrowings under the Facility bear variable rates of  interest  based  on LIBOR  plus an  applicable  margin  (5.6% at  April  3,  2004),  and are  secured  by substantially  all of our domestic assets.  The Facility matures in June 2006. The Facility  contained  significant financial and operating  covenants if  availability  under the Facility  falls below $20 million.  These  covenants include  a  consolidated  fixed  charge  ratio  of at  least  .90x  and a  ratio  of  consolidated  funded  debt to consolidated  EBITDA of not more than  5.25x.  The  Facility  also  includes  prohibitions  on our ability to incur
certain  additional  indebtedness  or  to  pay  dividends,   and  restrictions  on  our  ability  to  make  capital
expenditures.

The Facility contains both a subjective  acceleration clause and a requirement to maintain a lock-box  arrangement, whereby  remittances from customers reduce borrowings  outstanding under the Facility.  In accordance with Emerging
Issues  Task  Force  95-22,  "Balance  Sheet  Classification  of  Borrowings  Outstanding  under  Revolving  Credit
Agreements That Include Both a Subjective  Acceleration Clause and a Lock-Box Arrangement",  outstanding borrowings under the Facility of $23.3 million have been classified as short-term as of April 3, 2004.

On  December  15,  2003,  we paid the  semi-annual  interest  payment of $5.5  million to the holders of our senior subordinated  notes.  On December 16, 2003,  availability  under our  Facility  fell below $20 million,  triggering financial  covenants which we violated.  This caused us to be in technical  default under the Facility.  On January
12, 2004, we amended the Facility (the "Amended  Facility")  with Fleet  Capital,  which among other things reduced aggregate  borrowings  to $70 million.  The default  under the Facility was waived on January 12, 2004 by the terms of the Amended  Facility.  Although our Amended Facility  provides for borrowings of up to $70 million,  the amount that can be borrowed at any given time is based upon a formula that takes into  account,  among other  things,  our eligible  accounts  receivable  and  inventory,  which can result in borrowing  availability  of less than the full amount.  Additionally,  the Amended Facility contains a $10 million  availability  reserve base and higher rates of interest than the Facility.  The $10.0  million  availability  reserve base was met as of April 3, 2004 and through the date of this filing.  The Amended Facility also contains monthly  financial  covenants of minimum EBITDA levels which began February 2004, and a consolidated  fixed charge  coverage ratio and  consolidated  EBIT to consolidated interest  expense  ratio which  begin  March 2005.  The fiscal 2004  minimum  EBITDA  levels are  cumulative  month amounts  beginning in the second quarter of fiscal 2004.  The minimum EBITDA  threshold for fiscal 2004 ranges from
$1.8 million for the two months ending  February 29, 2004 to $11.8  million for the nine months  ending  October 2,
2004.  We were in compliance  with the EBITDA  covenants as of April 3, 2004,  and had $13.2 million  available for borrowing under the Amended  Facility.  While we believe our operating  plans, if met, will be sufficient to assure compliance  with the terms of the  Amended  Facility,  there  can be no  assurances  that we will be in  compliance through fiscal 2004.

Borrowings  under our Real Estate Loan bear  variable  rates of interest  based on LIBOR plus an applicable  margin
(5.9% at April 3, 2004). The Real Estate Loan requires quarterly  principal  payments of $200,000,  which commenced
October 1, 2003,  and monthly interest  payments.  As of April 3, 2004,  the Real Estate Loan had a balance of $5.7 million.  The cross default provision on the Real Estate Loan was  triggered by the default on the  Facility.  This default was waived on January 12, 2004 concurrent with the Amended  Facility.  On January 12, 2004, the Real Estate
Loan was amended (the "Amended  Real Estate Loan") to increase the loan by $2.0  million,  to increase the interest rate, and to require  additional  quarterly principal  payments of $50,000,  which commence April 1, 2004. The $2.0 million of additional borrowings was used to pay down borrowings under the Facility.

In addition to the financial  covenants iscussed above, our Amended Facility and our Amended Real Estate Loan also contain  customary  events of default, including  nonpayment  of  principal or  interest,  violation of  covenants,
inaccuracy  of  representations  and warranties,   cross-defaults  or  other  indebtedness,  bankruptcy  and  other insolvency  events,  material judgments,  certain ERISA events, a material  adverse change,  and certain changes of control at our company.  The occurrence  of an event of default or a material  adverse  effect on our company could result in our  inability  to obtain further  borrowings  under our  Amended  Facility  and could also result in the acceleration  of our  obligations under any or all of our credit  agreements,  each of which could  materially  and adversely affect our business.

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

During fiscal 2003, we completed  construction of an administration building in Tampa,  Florida.  On March 29, 2004 we sold this building for net cash proceeds of approximately $9.2 million.  Approximately  $3.7 million was used to pay down  borrowings  under our Amended  Real  Estate  Loan,  and  approximately $5.5  million was used to pay down borrowings under our Amended Facility.

As a result of our decision to terminate the leases on our corporate  aircraft,  we paid approximately $4.1 million of cash  during  the  first  quarter  of  fiscal  2004.  In  connection  with the severance  of  certain  executive management,  we paid  approximately  $5.1  million of cash during the first quarter of fiscal 2004.  In  connection with the  termination  for the lease on our El Paso,  Texas  administration building,  we paid  approximately  $2.2 million of cash  during the first  quarter of fiscal  2004.  We  received approximately  $1.1  million in the first quarter  of  fiscal  2004  from the sale of a parcel  of land in El Paso, Texas.  Each of these  transactions  were accrued in fiscal 2003, therefore the Company did not record income (expense)  related to these items during fiscal
2004.

We  anticipate using cash in fiscal  2004 for  advertising  programs to support our  Savane(R)brand.  Although  the amounts have not yet been quantified, these programs may include local or national advertising campaigns,  point of sale items, new labeling and packaging designs,  and the use of in store merchandise  coordinators.  We believe the use of these funds are necessary to support and promote sales of our Savane(R) brand.

Capital  expenditures  totaled  $0.5  million for the  twenty-seven  weeks ended April 3, 2004 and are  expected to approximate  $1.5 million for the entire  fiscal year.  The  expenditures expected for the  remainder of the fiscal year  primarily  relate to the upgrade or  replacement  of various other equipment and computer  systems  including hardware and software.

During the twenty-seven  weeks ended April 3, 2004,  we generated  $7.7 million of cash from our  operations.  This was primarily the result of a decrease in inventory of $21.6  million and a decrease in prepaid  expenses and other current assets of $11.5  million,  offset in part by a decrease in accounts  payable and accrued  expenses of $17.3 million, an increase in accounts receivable of $1.1 million, and a net loss of $6.5 million.

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

Factors Affecting the Company's Business and Prospects

This report  contains  forward-looking  statements  subject  to the safe harbor  created by the Private  Securities
Litigation Reform Act of 1995.  Management  cautions that these statements  represent  projections and estimates of future  performance and involve certain risks and  uncertainties.  Our actual results could differ  materially from those  anticipated  in  these  forward-looking  statements  as a  result  of  certain  factors  including,  without limitation,  potential  negative  effects from the continued  sell off of excess  inventory at  discounted  prices;
potential  negative  effects  resulting from  fluctuating  inventory  levels;  difficulties in achieving  operating efficiencies;  loss of programs or customers as a result of product delivery  problems;  disruption in the business associated with changes in management;  potential negative effects from the termination of the Victorinox(R)license agreement and the transition of this business to Swiss Army Brands,  Inc.;  restrictions and limitations  placed on us by our debt instruments;  potential  negative effects of loan agreement covenant  violations,  should any occur;
potential  negative effects of transitioning our cutting  operations from Tampa,  Florida to the Dominican Republic and Honduras;  potential  negative  effects from reducing  personnel and not realizing the estimated  cost savings;
expectations and beliefs with respect to the brand strategy,  research,  repositioning and creative development for the  Savane(R)brand that may not be  achieved;  potential  negative  effects  from  terminating  certain  executive officers  and  entering  into  separation  agreements  with them;  expectations  and  beliefs  with  respect to the turn-around  efforts that may not be  achieved;  potential  negative  effects of possible  class  action  lawsuits;
potential negative effects of possible shareholder derivative demands;  general economic conditions,  including but not necessarily  limited to,  recession or other cyclical  effects  impacting our customers in the United States or abroad;  changes in interest rates or currency  exchange rates;  potential  changes in demand in the retail market;
reduction  in the level of the  consumer  spending;  customer  or consumer  rejection  or non  acceptance  of major product  initiatives;  the availability and price of raw materials and global manufacturing costs and restrictions;
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

Item 4.  Controls and Procedures

We carried out an evaluation  under the  supervision  and with the  participation  of our management  including the
Chief Executive  Officer and the Chief  Financial  Officer,  of the  effectiveness  of our disclosure  controls and procedures  as of the end of the period  covered by this  Quarterly  Report.  Based on this  evaluation,  our Chief
Executive Officer and Chief Financial  Officer concluded that our disclosure  controls and procedures are effective for recording,  processing,  summarizing  and reporting the  information we are required to disclose in the reports we file  under the  Securities  Exchange  Act of 1934,  within  the time  periods  specified  in the  SEC's  rules, regulations  and forms.  Our  management  necessarily  applied its judgment in assessing  the costs and benefits of such controls and procedures,  which by their nature can provide only reasonable  assurance regarding  management's control objectives.

There has been no change in our internal control over financial  reporting  during out last quarter,  identified in connection  with the  evaluation  referred to above,  that has  materially  affected,  or is  reasonably  likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Two  lawsuits  seeking  class  action  status were filed on  September  16,  2003 and October 2, 2003,  in the U.S.
District  Court for the Middle  District of Florida,  Tampa  Division,  on behalf of all persons who  purchased  or otherwise  acquired the  securities of our company  during the period from April 17, 2002 through  January 20, 2003
(the "Class  Period").  The lawsuits name our company and certain  current and former officers and directors of our company as defendants.  The lawsuits make a number of allegations  against the  defendants,  including  allegations that during the Class Period,  the defendants  materially misled the investing public by publicly issuing false and misleading  statements and omitting to disclose material facts concerning our company's  operations and performance and the retail  market for its goods.  On December 15,  2003,  the two cases were  consolidated  whereby one of the cases  was  administratively  closed.  On  March 1,  2004,  a  consolidated  amended  complaint  was  filed  adding additional  current  company  directors as  defendants.  We are  reviewing  these  lawsuits  with our attorneys and intend to  vigorously  defend them.  Because  these cases are in the early stages of  litigation,  we are unable to form a  reasonable  estimate of potential  loss,  if any, and have not  established  any reserves  related to these cases.

On October 30, 2003, a purported  shareholder sent us a shareholder  derivative  demand pursuant to Florida Statute
Section 607.07401  demanding,  among other things, that we institute litigation against current and former officers and  directors  Michael  Kagan,  Eloy  Vallina-Laguera  and William  Compton.  The demand  contends  that we should attempt to recover from these  officers  and  directors  their  proceeds of certain  stock sales in July 2002.  The
Company is taking appropriate action in response to the demand.

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

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual  Meeting of  Shareholders  of the Company  held on,  February 19, 2004,  the  following  matters were brought before and voted upon by the shareholders:

     1.  A  proposal  to elect  two  Directors  in  Class  III to  serve  until  the  2007  Annual  Meeting  of the
         Shareholders of the Company:
                                                 For                   Withhold Authority
                                                 ---                   ------------------

         Benito F. Bucay                    9,372,421                           272,902
         (term to expire in 2007)

         Charles J. Smith                   9,371,597                           273,726
         (term to expire in 2007)

     2.  A proposal to ratify  the selection of Ernst & Young LLP as the  Company's  independent  certified  public accountants for the fiscal year ending October 2, 2004.

                         For               Against          Abstain           Non-Votes
                         ---               -------          -------           ---------

                         9,575,106         64,277           5,940                     -

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)    The  Exhibits  to this  report on Form 10-Q are  listed on the  Exhibit  Index,  which  immediately follows the signature page hereto.

(b)      Reports on Form 8-K

                On January 21, 2004, we filed a Form 8-K which  contained a press release  announcing the hiring of
                BOLT as our new brand marketing and communications agency.

                On  February  2, 2004,  we filed a Form 8-K which  contained a press  release  announcing  that the
                Board of Directors elected Ms. Leslie J. Gillock as Chairperson of the Board of Directors.

                On February 3, 2004,  we filed a Form 8-K which  contained a press release  announcing  the results of our first fiscal quarter ending January 3, 2004.

                On  March  8,  2004,  we  filed a Form  8-K  which  contained  a press  release  announcing  that a distribution  center in Mexico,  which was not owned by us, was  destroyed  by fire along with $1.4 million of our finished goods inventory.

                On March 29, 2004, we filed a Form 8-K which  contained a press release  announcing  the sale of an administration building in Tampa, Florida.

                                                      SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TROPICAL SPORTSWEAR INT'L CORPORATION
                                                     -------------------------------------
                                                     (Registrant)

                                                     /s/ Robin Cohan
                                                     ----------------------------------------
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

May 12, 2004

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
     31.1         Certification  of Chief  Executive  Officer  pursuant to Securities  Exchange Act Rules 13a-15(e)
                  and 15d-15(e) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
     31.2         Certification  of Chief  Financial  Officer  pursuant to Securities  Exchange Act Rules 13a-15(e)
                  and 15d-15(e) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
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