Form 10-Q
period 2004-07-03
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2004-08-17
CIK 1044324

                                         UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                          For the quarterly period ended July 3, 2004

                                              or

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
                 [ ] Yes     [ X ]  No

       As  of August 10, 2004 there were  11,062,414  shares of the registrant's Common Stock outstanding.

                                  TROPICAL SPORTSWEAR INT'L CORPORATION

                                                 FORM 10-Q
                                            TABLE OF CONTENTS

PART I     Financial Information                                                           Page No.

Item 1     Financial Statements                                                              3

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            14

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       21

Item 4     Controls and Procedures                                                          21

PART II    Other Information

Item 1     Legal Proceedings                                                                21

Item 2     Changes in Securities                                                            22

Item 3     Defaults upon Senior Securities                                                  22

Item 4     Submission of Matters to a Vote of Security Holders                              22

Item 5     Other Information                                                                22

Item 6     Exhibits and Reports on Form 8-K                                                 22

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                      TROPICAL SPORTSWEAR INT'L CORPORATION
                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (UNAUDITED)
                                                     (In thousands, except per share amounts)

                                            Thirteen            Thirteen                 Forty           Thirty-nine
                                           Weeks Ended         Weeks Ended            Weeks Ended        Weeks Ended
                                             July 3,            June 28,                July 3,           June 28,
                                              2004                2003                    2004              2003
                                        ------------------ --------------------    ------------------ -----------------

Net sales                                      $74,818             $ 96,732             $ 245,968         $ 308,498
Cost of goods sold                              58,982               87,706               196,272           255,649
                                        ------------------ --------------------    ------------------ -----------------
Gross profit                                    15,836                9,026                49,696            52,849
Selling, general and
administrative expenses                         16,422               20,624                51,677            63,201
Other                                               -                 2,361                (2,782)            6,113
                                        ------------------ --------------------    ------------------ -----------------
Operating income (loss)                           (586)             (13,959)                  801           (16,465)
Other (income) expense:
   Interest expense, net                         3,503                3,046                10,849             8,743
   Loss on extinguishment of debt                1,692                   --                 1,692                --
   Other, net                                       48                  220                    (7)             (874)
                                        ------------------ --------------------    ------------------ -----------------
                                                 5,243                3,266                12,534             7,869

Loss before income taxes                        (5,829)             (17,225)              (11,733)          (24,334)
Provision (benefit) for income taxes               (42)              13,339                   516            10,610
                                        ------------------ --------------------    ------------------ -----------------
Net loss                                        (5,787)             (30,564)              (12,249)          (34,944)
Foreign currency translation and
    other                                         (448)                 788                   612             1,175
                                        ------------------ --------------------    ------------------ -----------------
Comprehensive loss                           $  (6,235)            $(29,776)            $ (11,637)        $ (33,769)
                                        ================== ====================    ================== =================

Net loss per common share:
    Basic                                       $(0.52)              $(2.77)               $(1.11)           $(3.16)
                                        ================== ====================    ================== =================
    Diluted                                     $(0.52)              $(2.77)               $(1.11)           $(3.16)
                                        ================== ====================    ================== =================

                                                        See accompanying notes.

                                                 TROPICAL SPORTSWEAR INT'L CORPORATION
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (In thousands)

                                                                                July 3,           September 27,
                                                                                  2004                2003
                                                                            -----------------   ------------------
                    ASSETS                                                    (unaudited)           (audited)

          Current Assets:
             Cash and cash equivalents                                          $   7,274             $  4,485
             Accounts receivable, net                                              45,772               64,355
             Inventories, net                                                      44,116               73,293
             Prepaid expenses and other current assets                             11,403               11,001
             Assets held for sale                                                   3,685                6,597
                                                                            -----------------   ------------------
                         Total current assets                                     112,250              159,731

          Property and equipment, net                                              25,937               34,902
          Trademarks, net                                                          12,903               12,936
          Other assets                                                              4,633                6,710
                                                                            -----------------   ------------------
                         Total assets                                           $ 155,723            $ 214,279
                                                                            =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                              $  28,747            $  48,522
             Revolving credit line                                                  7,704               25,685
             Current portion of long-term debt and capital leases                     589                1,964
                                                                            -----------------   ------------------
                         Total current liabilities                                 37,040               76,171

          Long-term debt and capital leases                                       100,265              107,772
          Other non-current liabilities                                             7,295                7,585
                                                                            -----------------   ------------------
                   Total liabilities                                              144,600              191,528

          Shareholders' Equity:
             Preferred stock                                                            -                    -
             Common stock                                                             111                  111
             Additional paid in capital                                            88,584               88,575
             Retained deficit                                                     (70,866)             (58,617)
             Accumulated other comprehensive loss                                  (6,706)              (7,318)
                                                                            -----------------   ------------------
                         Total shareholders' equity                                11,123               22,751
                                                                            -----------------   ------------------

                         Total liabilities and shareholders' equity             $ 155,723            $ 214,279
                                                                            =================   ==================
                                                        See accompanying notes.

                                                 TROPICAL SPORTSWEAR INT'L CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)
                                                            (In thousands)

                                                                            Forty              Thirty-nine
                                                                        Weeks Ended            Weeks Ended
                                                                          July 3,               June 28,
                                                                            2004                  2003
                                                                     -------------------    ------------------
OPERATING ACTIVITIES
Net loss                                                                   $ (12,249)           $ (34,944)
Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
    Depreciation and amortization                                              4,324                5,001
    Deferred income taxes and other                                              954                9,945
    Gain on sale of building                                                  (3,504)                   -
      Loss on extinguishment of debt                                           1,692                    -
Changes in operating assets and liabilities:
    Accounts receivable                                                       18,583               12,402
    Inventories                                                               29,177              (23,942)
      Prepaid expenses and other current assets                                2,213                2,696
      Accounts payable and accrued expenses                                  (19,775)             (21,429)
                                                                        ------------------    -----------------
    Net cash provided by (used in) operating activities                       21,415              (50,271)
                                                                        ------------------    -----------------

INVESTING ACTIVITIES
Capital expenditures
                                                                                (704)             (14,986)
Sale of marketable securities                                                     -                11,100
Proceeds from sale of property and equipment                                  10,706                  256
                                                                        ------------------    -----------------
    Net cash provided by (used in) investing activities                       10,002               (3,630)
                                                                        ------------------    -----------------
Financing activities:
Net changes in other debt and capital leases
                                                                             (11,123)              (1,329)
Proceeds from exercise of stock options                                            9                    5
Proceeds from revolving credit line borrowings                               223,465              177,241
Payments of revolving credit line borrowings                                (241,446)            (143,795)
                                                                        ------------------    -----------------
      Net cash (used in) provided by financing activities                    (29,095)              32,122
                                                                        ------------------    -----------------

Effect of exchange rates on cash and cash equivalents                            467                2,350

Net  increase (decrease) in cash and cash equivalents                          2,789              (19,429)
Cash and cash equivalents at beginning of period                               4,485               28,284
                                                                        ------------------    -----------------
Cash and cash equivalents at end of period                                   $ 7,274              $ 8,855
                                                                        ==================    =================

                                                        See accompanying notes.

                      TROPICAL SPORTSWEAR INT'L CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         Forty weeks ended July 3, 2004
                    (In thousands, except per share amounts)

1.   BASIS OF PRESENTATION

     The accompanying  unaudited condensed  consolidated financial statements of
Tropical  Sportswear Int'l  Corporation (the "Company")  include the accounts of
Tropical  Sportswear  Int'l  Corporation and its  subsidiaries.  These financial statements have been prepared in accordance with the  instructions for Form 10-Q and,  therefore,  do not  include  all  information  and  footnotes  required by generally accepted accounting  principles.  The unaudited condensed consolidated financial  statements  should be read in conjunction with the audited  financial statements  and related notes  included in the  Company's  Annual Report on Form
10-K for the year ended  September 27, 2003. In the opinion of  management,  the unaudited  condensed  consolidated  financial  statements  contain all necessary adjustments  (which  include  only  normal,  recurring  adjustments)  for a fair presentation of the interim periods  presented.  Operating results for the forty weeks ended July 3, 2004 are not  necessarily  indicative of results that may be expected for the entire fiscal year ending October 2, 2004.

2.  STOCK OPTION PLAN ACCOUNTING POLICY AND PRO FORMA INFORMATION

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

     For purposes of Statement No. 123, as amended by FASB Statement No. 148 pro forma  disclosures,  the  estimated  fair value of the options is  amortized  to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for net income (loss) per share information):

                                          Thirteen          Thirteen              Forty         Thirty-nine
                                        Weeks ended        Weeks ended         weeks ended      weeks ended
                                          July 3,           June 28,             July 3,          June 28,
                                            2004              2003                 2004             2003
                                       ---------------    --------------     ---------------    ------------
Net loss                                 $ (5,787)         $ (30,564)           $ (12,249)         $(34,944)
Pro forma compensation expense, net          (309)              (101)                (995)             (339)
                                       ---------------    ---------------    ---------------    ------------
Pro forma net loss                       $ (6,096)        $  (30,665)           $ (13,244)         $(35,283)
                                       ===============    ===============    ===============    ============

Net loss per share-basic                   $(0.52)           $(2.77)              $(1.11)           $(3.16)
Net loss per share-diluted                 $(0.52)           $ (2.77)              $(1.11)           $(3.16)

Pro forma net loss per share-basic         $(0.55)           $ (2.78)              $(1.20)           $(3.20)
Pro forma net loss per share-diluted       $(0.55)           $ (2.78)              $(1.20)           $(3.20)

3.   INVENTORIES

Inventories consist of the following:
                                                                    July 3,             September 27,
                                                                      2004                   2003
                                                              -------------------    -------------------

        Raw materials                                             $ 9,936                  $   6,939
        Work in process                                             5,541                      6,947
        Finished goods                                             33,337                     71,479
        Reserve for excess and slow moving inventory               (4,698)                   (12,072)
                                                              -------------------    -------------------
                                                                  $44,116                  $  73,293
                                                              ===================    ===================

4.   DEBT AND CAPITAL LEASES

Debt and capital leases consist of the following:

                                                                    July 3,             September 27,
                                                                      2004                   2003
                                                              -------------------    -------------------

        Revolving credit line                                      $7,704                  $  25,685
        Real estate loan                                               --                      8,000
        Senior subordinated notes                                 100,000                    100,000
        Capital leases                                                854                      1,736
                                                              -------------------    -------------------
                                                                  108,558                    135,421
        Less current maturities                                    (8,293)                   (27,649)
                                                              -------------------    -------------------
        Long-term debt                                           $100,265                  $ 107,772
                                                              ===================    ===================

     On June 6,  2003,  the  Company  renewed  its  revolving  credit  line (the
"Facility").  The  Facility  provided  for  borrowings  of up to $95.0  million, subject to certain  borrowing base  limitations.  Borrowings  under the Facility bear variable  rates of interest based on LIBOR plus an applicable  margin,  and were secured by substantially all of the Company's domestic assets. The Facility was scheduled to mature June 2006. The Facility contained  significant financial and  operating  covenants  if  availability  under the  Facility  fell below $20 million.  These covenants included a consolidated fixed charge ratio of at least
..90x and a ratio of consolidated  funded debt to consolidated EBITDA of not more than 5.25x. The Facility also included  prohibitions on the Company's ability to incur certain additional  indebtedness or to pay dividends,  and restrictions on its ability to make capital expenditures.

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
Additionally,  the Amended Facility contained a $10 million availability reserve base and higher  rates of  interest  than the  Facility.  The  Amended  Facility contained  monthly  financial  covenants of minimum EBITDA  levels,  which began
February 2004 and a consolidated  fixed charge  coverage ratio and  consolidated
EBIT to consolidated  interest expense ratio which were to begin March 2005. The fiscal 2004 minimum EBITDA levels were  cumulative  month amounts which began in the second quarter of fiscal 2004. The Company was in compliance with the EBITDA covenants during the term of the Amended Facility.

     The cross default provision on the Company's Real Estate Loan was triggered by the  default on the  Facility.  This  default  was waived on January 12, 2004 concurrent with the Amended Facility.  On January 12, 2004, the Real Estate Loan
was  amended  (the  "Amended  Real Estate  Loan") to  increase  the loan by $2.0 million,  to increase the interest rate, and to increase the quarterly  interest payments from $200,000 to $250,000 per quarter.

     On June  17,  2004,  the  Company  entered  into a new  Loan  and  Security
Agreement (the "New  Facility")  with The CIT Group ("CIT") as Agent,  and Fleet
Capital  continuing  to  participate  as a syndicated  lender.  The New Facility provides for borrowings of up to $60 million,  and matures October 31, 2006. The
New Facility provides for increased borrowing  availability and reduced rates of interest.  The  amount  that can be  borrowed  at any given time is based upon a
formula  that  takes  into  account,  among  other  things,   eligible  accounts
receivable and  inventory,  which can result in borrowing  availability  of less than the full amount of the New  Facility.  The New Facility  also contains a $6 million  availability  reserve  base.  The Company is only  subject to financial covenants when  availability  is below 20% of the New Facility.  If availability falls below 20%, the Company has ten business days to bring availability back up above  the 20%  threshold.  If  availability  does not  increase  above  the 20%
threshold within ten business days, the financial  covenants include a quarterly minimum  EBITDA level  beginning  with the third  quarter of fiscal 2004,  and a quarterly  fixed charge  coverage  ratio  beginning  with the second  quarter of fiscal 2005.  The New  Facility  also  includes  prohibitions  on the  Company's ability  to incur  certain  additional  indebtedness  or to pay  dividends,  and restrictions on its ability to make capital expenditures.

     The Company's  outstanding  balance on its Amended Real Estate loan of $5.7 million was assumed by CIT and is a fixed asset portion of the New Facility. The fixed asset portion of the New Facility will be reduced by $400,000 beginning on
September 1, 2004 and on the first day of each third month thereafter.

     The New  Facility  contains  both a  subjective  acceleration  clause and a requirement  to  maintain  a  lock-box  arrangement,  whereby  remittances  from customers reduce borrowings  outstanding  under the New Facility.  In accordance with  Emerging  Issues  Task  Force  95-22,  "Balance  Sheet  Classification  of
Borrowings  Outstanding  under Revolving  Credit  Agreements That Include Both a
Subjective   Acceleration  Clause  and  a  Lock-Box  Arrangement",   outstanding
borrowings  under the New Facility are  classified  as  short-term.  Outstanding borrowings under the Company's previous Amended Facility were also classified as short-term.

     Borrowings  under the New Facility bear variable rates of interest based on
LIBOR plus an applicable margin (4.3% at July 3, 2004). The outstanding  balance on the New Facility was $7.7 million at July 3, 2004 and  availability was $24.8 million (after the $6.0 million reserve base).

     While the Company  believes its operating plans, if met, will be sufficient to  assure  compliance  with the  terms  of the New  Facility,  there  can be no assurances that the Company will be in compliance through fiscal 2004.

5.  ASSETS HELD FOR SALE

     In June  2004,  the  Company  announced  its plans to  market  for sale its cutting  facility  located  in Tampa,  Florida.  Proceeds  from the sale of this building, when sold, will be used to pay down borrowings under the New Facility.
These assets have been  classified  as Assets held for sale on the  consolidated balance sheet.

6.  NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per share are computed as follows:

                                             Thirteen          Thirteen             Forty           Thirty-nine
                                           Weeks ended        Weeks ended        Weeks ended        Weeks ended
                                             July 3,           June 28,            July 3,            June 28,
                                               2004              2003                2004               2003
                                          ---------------    --------------     ---------------    ---------------
Numerator for basic net loss per  share:
     Net loss                                   $(5,787)         $(30,564)           $(12,249)          $(34,944)

Denominator for basic net loss per
share:
     Weighted average shares of common
     stock outstanding                           11,057            11,047              11,056             11,043

Effect of dilutive stock options using
the
     treasury stock method                            -                 -                   -                  -
                                          ---------------    --------------     ---------------    ---------------

Denominator for diluted net loss per
share                                            11,057            11,047              11,056             11,043
                                          ===============    ==============     ===============    ===============

Net loss per common share:
     Basic                                       $(0.52)           $(2.77)             $(1.11)            $(3.16)
                                          ===============    ==============     ===============    ===============
     Diluted                                     $(0.52)           $(2.77)             $(1.11)            $(3.16)
                                          ===============    ==============     ===============    ===============

During fiscal 2004, 6,030 stock options have been exercised.

7.  RESTRUCTURING OF SAVANE INTERNATIONAL CORP.

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

     As a result  of  these  initiatives  (internally  referred  to as  "Project
Synergy"),  the Company recorded a pre-tax charge totaling  approximately  $16.1 million in fiscal 2002 for severance ($3.1 million),  relocation  (recognized as incurred) ($2.5 million),  lease terminations ($2.8 million),  asset write-downs
($5.7 million) and other related costs ($2.0 million)  included in other charges in the  accompanying  statements of operations.  As of July 3, 2004, the Company
has  approximately   $498,000  remaining  of  the  accrual,   related  to  lease
termination  costs. The activity in the exit accruals related to Project Synergy during the forty weeks ended July 3, 2004 and the  thirty-nine  weeks ended June
28, 2003 were as follows:

                                   Forty weeks ended             Thirty-nine weeks
                                                                       ended
                                      July 3, 2004                 June 28, 2003
                                 -----------------------       -----------------------

Beginning balance                       $ 2,739                      $  4,295
Reductions                                    -                        (1,550)
Cash payments                            (2,241)                         (988)
                                 -----------------------       -----------------------
Ending balance                           $  498                       $ 1,757
                                 =======================       =======================

     The  Company  has no  remaining  accrued  liabilities  related  to the 1998 acquisition  of Savane  International  Corp.  The activity in the exit  accruals related to this  acquisition  during the forty  weeks ended July 3, 2004 and the thirty-nine weeks ended June 28, 2003 were as follows:

                                   Forty weeks ended         Thirty-nine weeks ended
                                      July 3, 2004                June 28, 2003
                                 -----------------------     ------------------------

Beginning balance                        $ 437                       $ 2,216
Cash payments                             (437)                       (1,499)
                                 -----------------------     ------------------------
Ending balance                           $   -                       $   717
                                 =======================     ========================

8.        DEFINED BENEFIT PLAN

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

                                               Thirteen         Thirteen             Forty           Thirty-nine
                                              Weeks ended      Weeks ended        Weeks ended        Weeks ended
                                                July 3,         June 28,             July 3,           June 28,
                                                 2004             2003                2004               2003
                                              -----------     -------------     ----------------    ---------------

Service Cost                                       $   8             $  10                $  23               $ 29
Interest Cost                                        153               143                  459                430
Expected Return on Plan Assets                      (123)             (127)                (370)              (381)
Amortization of  Unrecognized Transition
Obligation (Asset)                                    --                 2                   --                  6
Amortization of Prior Service Cost                    --                --                   --                 --
Amortization of Loss (Gain)                           96                72                  289                215
                                              -----------     -------------     ----------------    ---------------
Net Periodic Benefit Cost                          $ 134             $ 100                $ 401              $ 299
                                              ===========     =============     ================    ===============

     The Company  anticipates  contributing  approximately  $606,000 to fund its defined benefit plan during fiscal 2004.

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

     The following is the unaudited  supplemental  combining condensed statement of operations  for the thirteen  weeks ended July 3, 2004 and the thirteen weeks ended June 28, 2003, the supplemental  combining  condensed  balance sheet as of
July 3, 2004 and September 27, 2003, and the  supplemental  combining  condensed statement  of cash  flows  for the  forty  weeks  ended  July 3,  2004,  and the thirty-nine  weeks ended June 28, 2003. The only  intercompany  eliminations are the normal  intercompany  sales,  borrowings  and  investments  in wholly  owned
subsidiaries.   Separate   complete   financial   statements  of  the  guarantor
subsidiaries  are not presented  because  management  believes that they are not material to investors.

                                                             Thirteen Weeks Ended July 3, 2004
                                       ------------------------------------------------------------------------------
Statement of Operations                  Parent        Guarantor       Non-Guarantor
                                          Only        Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                       -----------    ------------     ------------    ------------    --------------

Net sales                                $43,666         $21,175         $ 10,131        $  (154)          $ 74,818
Gross profit                               8,493           3,613            3,840           (110)            15,836
Operating income (loss)                     (168)           (728)             310              -               (586)
Interest, income taxes and other, net      3,261           2,062             (122)             -              5,201
Equity in income (loss) of subsidiaries   (2,358)              -                -          2,358                  -
Net income (loss)                         (5,787)         (2,790)             432          2,358             (5,787)

                                                            Thirteen Weeks Ended June 28, 2003
                                       ------------------------------------------------------------------------------
Statement of Operations                  Parent        Guarantor       Non-Guarantor
                                          Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                       -----------    ------------     ------------    ------------     -------------

Net sales                                $50,634       $ 35,275          $ 11,679        $  (856)          $ 96,732
Gross profit                               6,971         (1,159)            3,317           (103)             9,026
Operating loss                            (2,629)       (11,053)             (277)             -            (13,959)
Interest, income taxes and other, net     12,410          4,003               192              -             16,605
Equity in income (loss) of subsidiaries  (15,525)             -                 -         15,525                  -
Net loss                                 (30,564)       (15,056)             (469)        15,525            (30,564)

                                                               Forty Weeks Ended July 3, 2004
                                       -------------------------------------------------------------------------------
Statement of Operations                 Parent        Guarantor      Non-Guarantor
                                         Only        Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                       ----------    ------------    -------------    -------------    ---------------

Net sales                               $117,052       $ 93,254          $ 36,139        $  (477)         $ 245,968
Gross profit                              23,023         13,512            13,438           (277)            49,696
Operating income (loss)                   (1,085)            11             1,875              -                801
Interest, income taxes and other, net      5,919          6,119             1,012              -             13,050
Equity in income (loss) of subsidiaries   (5,245)             -                 -          5,245                  -
Net income (loss)                        (12,249)        (6,108)              863          5,245            (12,249)

                                                           Thirty-nine Weeks Ended June 28, 2003
                                       -------------------------------------------------------------------------------
Statement of Operations                 Parent        Guarantor      Non-Guarantor
                                         Only        Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                       ----------    ------------    -------------    -------------    ---------------

Net sales                              $ 151,141      $ 122,038         $  36,772       $ (1,453)         $ 308,498
Gross profit                              26,728         14,841            11,531           (251)            52,849
Operating income (loss)                   (8,553)        (9,032)            1,120              -            (16,465)
Interest, income taxes and other, net     11,126          6,925               428              -             18,479
Equity in income (loss) of subsidiaries  (15,265)             -                 -         15,265                  -
Net income (loss)                        (34,944)       (15,957)              692         15,265            (34,944)

                                                                    As of July 3, 2004
                                       ------------------------------------------------------------------------------
Balance Shee                            Parent       Guarantor       Non-Guarantor
                                         Only       Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                       -----------   -------------    -------------   -------------    --------------
ASSETS
Cash and cash equivalents               $    155         $  745         $   6,374        $     -         $    7,274
Accounts receivable, net                  26,235         14,133             5,404              -             45,772
Inventories                               22,914         13,191             8,011              -             44,116
Other current assets                       5,631          4,828             4,629              -             15,088
                                       -----------   -------------    -------------   -------------    --------------
       Total current assets               54,935         32,897            24,418              -            112,250

Property and equipment, net               20,314          3,759             1,864              -             25,937
Investment in subsidiaries and
   other assets                           65,542         17,946            (9,987)       (55,965)            17,536
                                       -----------   -------------    -------------   -------------    --------------
       Total assets                   $  140,791       $ 54,602          $ 16,295       $(55,965)        $  155,723
                                       ===========   =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
   liabilities                         $  21,565        $   957          $  6,225        $     -         $   28,747
Revolving credit line and
   current portion of capital
    leases                                 7,961            316                16              -              8,293
                                      -----------   -------------    -------------   -------------    --------------
       Total current liabilities          29,526          1,273             6,241              -             37,040
Long-term debt and noncurrent
   portion of capital leases             100,196              -                69              -            100,265
Other noncurrent liabilities                 (54)         7,245               104              -              7,295
Stockholders' equity                      11,123         46,084             9,881        (55,965)            11,123
                                      -----------   -------------    -------------   -------------    --------------
       Total liabilities and
        stockholders' equity          $  140,791       $ 54,602          $ 16,295      $ (55,965)        $  155,723
                                      ===========   =============    =============   =============    ==============

                                                                  As of September 27, 2003
                                      ------------------------------------------------------------------------------
Balance Sheet                           Parent        Guarantor       Non-Guarantor
                                         Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                      -----------   -------------    -------------   -------------    --------------
ASSETS
Cash and cash equivalents               $    218         $  440           $ 3,827        $     -         $    4,485
Accounts receivable, net                  33,740         22,174             8,441              -             64,355
Inventories                               31,945         30,818            10,530              -             73,293
Other current assets                       9,703          4,903             2,992              -             17,598
                                      -----------   -------------    -------------   -------------    --------------
       Total current assets               75,606         58,335            25,790              -            159,731

Property and equipment, net               27,627          5,318             1,957                            34,902
Investment in subsidiaries and
    other assets                          92,392          6,706           (14,071)       (65,381)            19,646
                                      -----------   -------------    -------------   -------------    --------------
       Total assets                    $ 195,625        $70,359           $13,676      $ (65,381)         $ 214,279
                                      ===========   =============    =============   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
   liabilities                          $ 38,036       $ 5,480            $ 5,006              -          $  48,522
Revolving credit line and
   current portion of long-term
   debt and capital leases                26,738           892                 19              -             27,649
                                     -----------   -------------    -------------   -------------    --------------
       Total current liabilities          64,774         6,372              5,025              -             76,171
Long-term debt and noncurrent
   portion of capital leases             107,590            87                 95              -            107,772
Other noncurrent liabilities                 510         6,968                107              -              7,585
Stockholders' equity                      22,751        56,932              8,449        (65,381)            22,751
                                     -----------   -------------    -------------   -------------    --------------
       Total liabilities and
          stockholders' equity         $ 195,625       $70,359          $  13,676      $ (65,381)          $214,279
                                     ===========   =============    =============   =============    ==============

                                                         Forty Weeks Ended July 3, 2004
                                     -----------------------------------------------------------------------------
Statement of Cash Flows                Parent       Guarantor       Non-Guarantor
                                        Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                     ----------   -------------    -------------   --------------    -------------
Net cash provided by (used in)
    operating activities               $  19,147        $  (267)          $ 4,235      $  (1,700)        $   21,415
Net cash provided by (used in)
    investing activities                   8,915          1,234              (147)             -             10,002
Net cash used in financing
    activities                           (28,401)          (662)              (32)             -            (29,095)
Other                                        276              -            (1,509)         1,700                467
Net increase (decrease) in cash
    and cash equivalents                     (63)           305             2,547              -              2,789
Cash and cash equivalents,
    beginning of period                      218            440             3,827              -              4,485
Cash and cash equivalents,
    end of period                            155            745             6,374              -              7,274

                                                        Thirty-nine Weeks Ended June 28, 2003
                                      -----------------------------------------------------------------------------
Statement of Cash Flows                Parent       Guarantor       Non- Guarantor
                                        Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                      ----------   -------------    -------------   --------------    -------------

Net cash provided by (used in)
    operating activities                $(54,033)       $ 1,368           $ 2,394         $    -         $  (50,271)
Net cash used in investing
    activities                            (2,829)          (568)             (233)             -             (3,630)
Net cash provided by (used in)
    financing  activities                 32,885           (758)               (5)             -             32,122
Other                                         94            921             1,335              -              2,350
Net increase (decrease) in cash
    and cash equivalents                 (23,883)           963             3,491              -            (19,429)
Cash and cash equivalents, beginning
    of period                             24,274            167             3,843              -             28,284
Cash and cash equivalents, end
    of period                                391          1,130             7,334              -              8,855

10.  LEGAL PROCEEDINGS

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
The lawsuits  make a number of  allegations  against the  defendants,  including allegations that during the Class Period,  the defendants  materially misled the investing  public by  publicly  issuing  false  and  misleading  statements  and omitting to disclose  material  facts  concerning  the Company's  operations and performance  and the retail market for its goods.  On December 15, 2003, the two cases were consolidated whereby one of the cases was administratively closed. On
March 1, 2004, a  consolidated  amended  complaint  was filed adding  additional current company directors as defendants. The Company is reviewing these lawsuits with its attorneys and intend to vigorously defend them. Because these cases are in the early  stages of  litigation,  the Company is unable to form a reasonable estimate of  potential  loss,  if any,  and have not  established  any  reserves related to these cases.

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

     Other than the items noted  above,  the Company is not a party to any other legal  proceedings  other than various claims and lawsuits arising in the normal course of business. Management does not believe that any such claims or lawsuits will have a material adverse effect on its financial condition.

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

Results of Operations

     On April 18, 2002, we announced a plan to consolidate  the  administrative, cutting and related  functions of our Savane division in El Paso, Texas into our
Tampa,  Florida facility.  This initiative was internally referred to as Project
Synergy.  We completed the physical  consolidation  in the second fiscal quarter ended  March 29,  2003.  As part of the  consolidation,  we vacated our El Paso,
Texas  administration building and cutting facility.  We experienced delays and difficulties  in  consolidating  our El Paso,  Texas cutting  functions into our
Tampa,  Florida facilities that resulted in delays in delivering products to our customers  and lost sales during  fiscal 2003.  During the second half of fiscal
2003, our  inventories  grew,  requiring us to sell higher than normal levels of excess  inventories at closeout prices,  which reduced our average selling price and our gross margins. Higher than normal levels of sales returns and allowances also contributed to reduced gross margins. We continued to sell excess inventory at discounted  prices during fiscal 2004. Gross margins for the third quarter of fiscal 2004 were positively impacted by a reduction in sales allowances compared to the prior year, which occurred due to our shipping difficulties.

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

     In  June  2003,  we sold  our  Duck  Head(R)trademarks  to  Goody's  Family
Clothing,  Inc.  ("Goody's")  for $4.0  million  in  cash.  Under  the  purchase agreement,  we continued to sell Duck Head(R)branded products through the end of fiscal  2003.  Goody's  also  assumed  all  licenses  associated  with  the Duck
Head(R)trademarks.  In connection  with the sale, we recorded a net gain of $3.7 million,  which was net of expenses related to the sale and reduction of certain of the remaining assets, including inventory. In connection with the sale of our
Duck Head(R)trademarks,  all of our Duck Head(R)retail outlet stores were closed in September  2003.  The cash used in connection  with the closure of the retail
outlet   stores   was   approximately   $0.7   million.   The  Duck   Head(R)and
Victorinox(R)businesses  represented  less than 5% of our total  fiscal 2003 net sales. We believe that exiting these businesses freed up valuable resources that are being devoted to our core business.

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

     During  fiscal  2004,  we set  certain  plans in motion to  further  reduce overhead. A reduction in personnel from November to January is expected to lower fiscal 2004  employee-related  costs. In addition,  during the second quarter of fiscal 2004, we completed the transfer of our Tampa,  Florida cutting operations to contractors in the Dominican Republic and Honduras.

     In January 2004, we engaged Alvarez & Marsal LLC, a global  turn-around and restructuring firm with experience in the textile and apparel industries, as advisors to  management  and our board of directors.  Alvarez  &  Marsal has assisted us in evaluating our business plan and identifying  cost reductions and operational improvements.

     The following table sets forth, for the periods  indicated,  selected items in the Company's consolidated  statements of income expressed as a percentage of net sales:

                                             Thirteen           Thirteen             Forty           Thirty-nine
                                            Weeks ended       Weeks ended         Weeks ended        Weeks ended
                                              July 3,           June 28,            July 3,           June 28,
                                               2004               2003               2004               2003
                                           --------------    ---------------    ----------------    --------------

Net sales                                       100.0%            100.0%             100.0%              100.0%
Cost of goods sold                               78.8              90.7               79.8                82.9
                                           --------------    ---------------    ----------------    --------------
Gross profit                                     21.2               9.3               20.2                17.1
Selling, general and administrative              22.0              21.3               21.0                20.4
expenses
Other                                               -              (2.4)              (1.1)                2.0
                                           --------------    ---------------    ----------------    --------------
Operating income (loss)                          (0.8)            (14.4)               0.3                (5.3)
Interest expense, net                            (6.9)              3.2                5.1                 2.8
Other, net                                       (0.1)              0.2                  -                (0.2)
                                           --------------    ---------------    ----------------    --------------
Loss before income taxes                         (7.8)            (17.8)              (4.8)               (7.9)
Provision (benefit) for income taxes              0.1             (13.8)               0.2                (3.4)
                                           --------------    ---------------    ----------------    --------------
Net loss                                         (7.7)%           (31.6)%             (5.0)%             (11.3)%
                                           ==============    ===============    ================    ==============

Thirteen weeks ended July 3, 2004 compared to the thirteen weeks ended June 28,
2003

     Net Sales.  Net sales  decreased to $74.8  million for the third quarter of fiscal 2004 from $96.7 million the comparable  prior year quarter.  The decrease was  primarily  due to a 26.7%  decrease in units  shipped,  offset in part by a decrease of approximately 50% in sales returns and allowances.

     Gross  Profit.  Gross profit  increased to $15.8  million,  or 21.2% of net sales for the third  quarter of fiscal  2004 from $9.0  million,  or 9.3% of net sales for the  comparable  prior year quarter.  The increase in the gross margin was partially due to a reduction in sales returns and allowances from last year, which  were  lower due to the  reduction  of  shipping  difficulties  related to
Project  Synergy.  In addition,  as excess  inventory  was sold, we have reduced inventory reserves by $3.1 million in the third quarter of fiscal 2004.

     Selling,  General  and  Administrative   Expenses.   Selling,  general  and
administrative  expenses  decreased to $16.4 million,  or 22.0% of net sales for the third quarter of fiscal 2004, from $20.6 million, or 21.3% of net sales, for the  comparable  prior year  quarter.  The  decrease in  operating  expenses was primarily due to cost cutting measures  resulting from the  consolidation of our
El Paso, Texas operations to Tampa, Florida and to other discretionary  spending reductions.  Significant  areas  of  cost  reduction  included  salaries,  co-op advertising  and costs related to the Company's lease payments for its corporate aircraft  which were  terminated  during the first  quarter of fiscal  2004.  As discussed in Liquidity and Capital Resources, we anticipate incurring additional advertising to support the Savane(R)brand in fiscal 2004.

    Other charges of $2.4 million in the third quarter of fiscal 2003 was comprised of:
o        $2.8 million loss on the sale of one of our corporate aircraft;
o        $2.2 million related to reserves for contract disputes/litigations;
o        $0.8 million related to partial termination costs for our Duck Head(R)
         retail outlet businesses; and
o        $0.2 million for investment banking advisory fees; offset in part by a
o        $3.7 million gain on the sale of the Duck Head(R)trademarks.

     Interest Expense.  Interest expense increased to $3.5 million for the third quarter of fiscal 2004, from $3.0 million for the comparable prior year quarter, primarily due to higher rates of interest prior to the New Facility.

     Loss on  Extinguishment  of Debt. In connection  with our New Facility,  we expensed $1.7 million of capitalized and unamortized debt issue costs related to our previous Amended Facility and Amended Real Estate loan.

     Income Taxes. We currently have net deferred tax assets primarily comprised of temporary timing differences of future deductible  expenses and net operating losses  available  to offset  future  taxable  income in the United  States.  We provided a valuation  allowance against these assets during fiscal 2003. The use of these  deferred  tax assets to offset  taxable  profits in future years would result in a reduction in our effective tax rate in future years.

     Net Loss. As a result of the above factors,  our net loss decreased to $5.8 million for the third  quarter of fiscal 2004  compared with a net loss of $30.6 million in the comparable prior year quarter.

Forty weeks ended July 3, 2004 compared to the thirty-nine weeks ended June 28,
2003

     Net Sales.  Net sales decreased to $246.0 million for the forty weeks ended
July 3, 2004 from  $308.5  million  in the  comparable  prior year  period.  The decrease was primarily due to a 19.8% decrease in units shipped,  offset in part by a 65.0%  decrease in sales returns in allowances.  The average  selling price was  impacted by an  increase in sales of  discounted  excess  inventory,  and a change in the product mix as the higher average selling priced Savane(R)products experienced  declines in unit volume.  Due to higher levels of inventory,  which resulted from  production  difficulties  associated  with Project Synergy during fiscal 2003, we continued to sell excess  inventory at discounted  prices during the first half of fiscal 2004. Additionally, the thirty-nine weeks June 28, 2003
contains   approximately   $15.7  million  of  sales  related  to   discontinued
businesses.  We expect fiscal 2004 sales of Savane(R)and  private label products to be below fiscal 2003 levels.

     Gross  Profit.  Gross profit  decreased to $49.7  million,  or 20.2% of net sales,  for the forty weeks ended July 3, 2004, from $52.8 million,  or 17.1% of net sales,  for the  comparable  prior year period.  The  reduction in the gross margin in dollars was  primarily due to a decrease in units  shipped,  offset in
part,  by  a  reduction  in  sales  returns  and  allowances   from  last  year.
Additionally the Company's higher margin branded sales were a smaller  component of overall  sales.  In addition,  as excess  inventory was sold, we have reduced inventory reserves by $7.4 million during fiscal 2004. To the extent that excess inventory continues to be sold in fiscal 2004, gross margins could impact fiscal
2004 results.

     Selling,  General  and  Administrative   Expenses.   Selling,  general  and
administrative  expenses decreased to $51.7 million,  or 21.0% of net sales, for the forty weeks ended July 3, 2004,  from $63.2 million,  or 20.5% of net sales, for the  comparable  prior year period.  The decrease in operating  expenses was
primarily  due  to  successful   cost  cutting   measures   resulting  from  the
consolidation of our El Paso, Texas operations to Tampa,  Florida.  In addition, there were decreases in  compensation,  advertising  and to other  discretionary spending.

   Other income in the forty weeks ended July 3, 2004 was comprised of:
o        $3.5  million  gain  on   the  sale   of   the  Company's   unoccupied
         administration building; offset in part by
o        $0.7 million of costs related to the phase o ut of the Tampa,  Florida cutting operations which consists primarily of asset
         write-downs and losses on the sale of machinery and equipment.

    Other charges in the thirty-nine weeks ended June 28, 2003 was comprised of:
o        $5.3  million  charge  related  to  a  separation  agreement  with the
         Company's former chief executive officer;
o        $2.8 million loss on the sale of one of our corporate aircraft;
o        $2.2 million related to reserves for contract disputes/litigations;
o        $0.8 million related to partial termination costs for our Duck Head(R)
         retail outlet businesses; and
o        $0.2 million for investment banking advisory fees; offset in part by a
o        $3.7 million gain on the sale of our Duck Head(R)trademarks; and
o        $1.5 million reduction of estimated costs related to the consolidation and reorganization of the Company's Savane(R) division.

     Interest Expense. Interest expense increased to $10.8 million for the forty weeks  ended July 3,  2004,  from $8.7  million  for the  comparable  prior year period, primarily due to higher rates of interest prior to the New Facility.

     Loss on  Extinguishment  of Debt. In connection  with our New Facility,  we expensed $1.7 million of capitalized and unamortized debt issue costs related to our previous Amended Facility and Amended Real Estate loan.

     Income Taxes. We currently have net deferred tax assets primarily comprised of temporary timing differences of future deductible  expenses and net operating losses  available  to offset  future  taxable  income in the United  States.  We provided a valuation  allowance against these assets during fiscal 2003. The use of these  deferred  tax assets to offset  taxable  profits in future years would result in a reduction in our effective tax rate in future years.

     Net Loss. As a result of the above factors, our net loss decreased to $12.2 million  for the forty  weeks  ended July 3, 2004,  compared  with a net loss of
$34.9 million for the thirty-nine weeks ended June 28, 2003.

Liquidity and Capital Resources

     On June 6, 2003, we renewed our revolving credit line (the "Facility"). The
Facility  provided for  borrowings  of up to $95.0  million,  subject to certain borrowing base limitations. Borrowings under the Facility bear variable rates of interest  based  on  LIBOR  plus an  applicable  margin,  and  were  secured  by substantially  all of our domestic assets.  The Facility was scheduled to mature in June  2006.  The  Facility  contained  significant  financial  and  operating covenants  if  availability  under the Facility  fell below $20  million.  These covenants  included a  consolidated  fixed  charge  ratio of at least .90x and a ratio of consolidated funded debt to consolidated EBITDA of not more than 5.25x.
The  Facility  also  included  prohibitions  on our  ability  to  incur  certain additional indebtedness or to pay dividends,  and restrictions on its ability to make capital expenditures.

     On December  15, 2003,  we paid the  semi-annual  interest  payment of $5.5 million to the holders of our senior  subordinated  notes. On December 16, 2003, availability  under the Facility  fell below $20 million,  triggering  financial covenants,  which were violated. This caused us to be in technical default under the  Facility.  On January 12,  2004,  we amended  the  Facility  (the  "Amended
Facility")  with Fleet  Capital,  which among  other  things  reduced  aggregate borrowings to $70 million.  The default under the Facility was waived on January
12,  2004 by the  terms  of the  Amended  Facility.  Additionally,  the  Amended
Facility contained a $10 million  availability  reserve base and higher rates of interest than the Facility.  The Amended Facility  contained  monthly  financial covenants of minimum EBITDA levels, which began February 2004 and a consolidated fixed charge  coverage  ratio and  consolidated  EBIT to  consolidated  interest expense  ratio which were to begin March 2005.  The fiscal 2004  minimum  EBITDA levels were cumulative month amounts which began in the second quarter of fiscal
2004. We were in  compliance  with the EBITDA  covenants  during the term of the
Amended Facility.

     The cross  default  provision on our Real Estate Loan was  triggered by the default on the Facility.  This default was waived on January 12, 2004 concurrent with the Amended Facility. On January 12, 2004, the Real Estate Loan was amended
(the  "Amended  Real Estate  Loan") to  increase  the loan by $2.0  million,  to increase the interest rate, and to increase the quarterly interest payments from
$200,000 to $250,000 per quarter.

     On June 17, 2004,  we entered into a new Loan and Security  Agreement  (the
"New  Facility")  with  The CIT  Group  ("CIT")  as  Agent,  and  Fleet  Capital
continuing to participate as a syndicated  lender. The New Facility provides for borrowings of up to $60 million,  and matures October 31, 2006. The New Facility provides for increased borrowing availability and reduced rates of interest. The amount that can be borrowed at any given time is based upon a formula that takes into account,  among other things,  eligible accounts  receivable and inventory, which can result in borrowing  availability  of less than the full amount of the
New Facility.  The New Facility also contains a $6 million  availability reserve base. We are only subject to financial  covenants when availability is below 20%
of the New Facility.  If availability falls below 20%, we have ten business days to bring availability back up above the 20% threshold.  If availability does not increase  above the 20%  threshold  within  ten  business  days,  the  financial covenants  include a quarterly  minimum  EBITDA level  beginning  with the third quarter of fiscal 2004, and a quarterly  fixed charge  coverage ratio  beginning with  the  second  quarter  of  fiscal  2005.  The New  Facility  also  includes prohibitions on our ability to incur certain  additional  indebtedness or to pay dividends, and restrictions on its ability to make capital expenditures.

     The outstanding balance on our Amended Real Estate Loan of $5.7 million was assumed by CIT and is a fixed asset portion of the New Facility. The fixed asset portion of the New Facility  will be reduced by $400,000  beginning on September
1, 2004 and on the first day of each third month thereafter.

     The New  Facility  contains  both a  subjective  acceleration  clause and a requirement  to  maintain  a  lock-box  arrangement,  whereby  remittances  from customers reduce borrowings  outstanding  under the New Facility.  In accordance with  Emerging  Issues  Task  Force  95-22,  "Balance  Sheet  Classification  of
Borrowings  Outstanding  under Revolving  Credit  Agreements That Include Both a
Subjective   Acceleration  Clause  and  a  Lock-Box  Arrangement",   outstanding
borrowings  under the New Facility are  classified  as  short-term.  Outstanding
borrowings   under  our  previous  Amended  Facility  were  also  classified  as short-term.

     Borrowings  under the New Facility bear variable rates of interest based on
LIBOR plus an applicable margin (4.3% at July 3, 2004). The outstanding  balance on the New Facility was $7.7 million at July 3, 2004 and  availability was $24.8 million.

     While we believe our operating  plans, if met, will be sufficient to assure compliance  with the terms of the New Facility,  there can be no assurances that we will be in compliance through fiscal 2004.

     In addition to the financial  covenants  discussed  above, our New Facility also contains customary events of default,  including nonpayment of principal or interest, violation of covenants,  inaccuracy of representations and warranties, cross-defaults or other  indebtedness,  bankruptcy and other insolvency  events, material judgments, certain ERISA events, a material adverse change, and certain changes of control at our company.  The  occurrence  of an event of default or a material  adverse  effect on our company could result in our inability to obtain further  borrowings  under  our  New  Facility  and  could  also  result  in the acceleration of our obligations under any or all of our credit agreements,  each of which could materially and adversely affect our business.

     Our  estimate  of  capital  needs  is  subject  to a number  of  risks  and uncertainties  that could result in additional  capital needs that have not been anticipated.  An important source of capital is our ability to generate positive cash flow from  operations.  This is  dependent  upon our  ability  to  increase revenues,  to generate  adequate gross profit from those sales, to reduce excess inventories  and to control  costs and  expenses.  Another  important  source of capital is our ability to borrow under the New  Facility.  We have  historically violated certain  covenants in our borrowing  agreements,  and to this point, we have been able to obtain waivers from our lenders  allowing us continued  access to this source of capital.  However,  there can be no assurances that we will be able to obtain waivers from our lenders should a violation  occur in the future.
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
2004.

     In June  2004,  we  announced  our  plans to  market  for sale our  cutting facility  located in Tampa,  Florida.  Proceeds from the sale of this  building, when sold,  will be used to pay down  borrowings  under the New Facility.  These assets have been classified as Assets held for sale on the consolidated  balance sheet.

     We anticipate using  approximately  $1.0 million of cash during fiscal 2004 for  advertising  programs to support our  Savane(R)brand.  These  programs will include  local or  national  advertising  campaigns,  point of sale  items,  new
labeling  and  packaging   designs,   and  the  use  of  in  store   merchandise
coordinators.  We believe  the use of these funds are  necessary  to support and promote sales of our Savane(R)brand.

     Capital  expenditures  totaled  approximately  $704,000 for the forty weeks ended July 3, 2004 and are expected to  approximate  $1.0 million for the entire fiscal year.  The  expenditures  expected  for the  remainder of the fiscal year primarily  relate to the upgrade or replacement  of various other  equipment and computer systems including hardware and software.

     During the forty weeks ended July 3, 2004,  we generated  $21.4  million of cash  from our  operations.  This was  primarily  the  result of a  decrease  in inventory of $29.2 million, a decrease in accounts  receivable of $18.6 million, and a decrease in prepaid  expenses and other  current  assets of $2.2  million, offset in part by a decrease in accounts  payable and accrued  expenses of $19.8 million, and a net loss of $12.2 million.

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

Factors Affecting the Company's Business and Prospects

     This report contains forward-looking  statements subject to the safe harbor created by the  Private  Securities  Litigation  Reform Act of 1995.  Management
cautions that these  statements  represent  projections  and estimates of future performance  and involve  certain risks and  uncertainties.  Our actual  results
could  differ  materially  from  those  anticipated  in  these   forward-looking
statements  as a  result  of  certain  factors  including,  without  limitation, potential  negative  effects from the continued sell off of excess  inventory at
discounted  prices;   potential  negative  effects  resulting  from  fluctuating inventory  levels;  difficulties in achieving  operating  efficiencies;  loss of programs or customers as a result of product  delivery  problems;  disruption in the business  associated with changes in management;  potential negative effects from the termination of the Victorinox(R)license agreement and the transition of this business to Swiss Army Brands, Inc.; restrictions and limitations placed on us by our  debt  instruments;  inability  to  meet  operating  plans  to  assure
compliance  with  loan  agreement   covenants;   inability  to  achieve  greater
availability or reduced  interest costs under the new loan agreement;  inability to achieve  minimum  availability  levels;  potential  negative  effects of loan agreement covenant violations,  should any occur;  potential negative effects of transitioning  our  cutting  operations  from  Tampa,  Florida to the  Dominican
Republic and Honduras;  potential  negative effects from reducing  personnel and not realizing the estimated cost savings;  expectations and beliefs with respect to the brand strategy, research,  repositioning and creative development for the
Savane(R)  brand  that may not be  achieved;  potential  negative  effects  from terminating  certain executive officers and entering into separation  agreements with them; expectations and beliefs with respect to the turn around efforts that may not be  achieved;  potential  negative  effects  of  possible  class  action lawsuits; potential negative effects of possible shareholder derivative demands;
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

     There has been no change in our internal  control over financial  reporting during our last quarter,  identified in connection with the evaluation  referred to above,  that has materially  affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On  October  30,  2003,  a  purported  shareholder  sent  us a  shareholder derivative demand pursuant to Florida Statute Section 607.07401 demanding, among other things,  that we institute  litigation against current and former officers and directors  Michael Kagan,  Eloy  Vallina-Laguera  and William  Compton.  The
demand  contends  that we should  attempt to recover  from  these  officers  and directors  their  proceeds of certain  stock  sales in July 2002.  We are taking appropriate action in response to the demand.

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

(b)      Reports on Form 8-K

                On April 27, 2004,  we filed a Form 8-K which  contained a press release  announcing  our second  quarter  fiscal 2004 results.

                On April 27, 2004, we filed a Form 8-K  which  contained a press release  announcing  the  appointment  of  Dennis Kraus as  Vice
                President of Sales.

                On June 22,  2004,  we filed a Form 8-K which contained a  press
                release  announcing   the  signing  of a new Loan and   Security
                Agreement with The CIT Group.

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

August 11, 2004

Index to Exhibits

Exhibit
Number                                 Description

   *3.1           Amended  and  Restated  Articles  of Incorporation of Tropical
                  Sportswear Int'l Corporation (filed as Exhibit 3.1 to Tropical
                  Sportswear Int'l Corporation's Form 10-Q filed May 14, 2002).
    3.2           Third  Amended  and  Restated  By-Laws  of Tropical Sportswear
                  Int'l Corporation (filed herewith).
   *4.1           Specimen  Certificate  for   the  Common  Stock   of  Tropical
                  Sportswear  Int'l   Corporation  (filed  as   Exhibit  4.1  to
                  Amendment  No. 1  to  Tropical  Sportswear Int'l Corporation's
                  Registration Statement on Form S-1 filed October 2, 1997).
   *4.2           Shareholders'  Agreement dated  as of September 29, 1997 among
                  Tropical  Sportswear  Int'l  Corporation,  William  W. Compton
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
   *4.5           Supplemental Indenture No.1 dated as of August 23, 2000  among
                  Tropical   Sportswear  Int'l  Corporation,  each  of  the  New
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
   *10.6          Loan and Security  Agreement  with  The  CIT  Group/Commercial
                  Services,  Inc.  dated June 17, 2004 (filed as Exhibit 99.5 of
                  Tropical Sportswear Int'l  Corporation's  Form  8-K filed June
                  22, 2004).
    10.7          Employment  Agreement effective July 18, 2003  between  Steven
                  S. Barr  and  Tropical  Sportswear  Int'l  Corporation  (filed herewith).
    10.8          Employment  Agreement  effective  April 13, 2002 between Frank
                  Keeney  and  Tropical  Sportswear  Int'l  Corporation   (filed
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