Form 10-Q/A
period 2004-04-03
TROPICAL SPORTSWEAR INTERNATIONAL CORP
filed 2004-08-19
CIK 1044324

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
                                        ================== ====================    ================== =================

                                                        See accompanying notes.

                                                 TROPICAL SPORTSWEAR INT'L CORPORATION
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (In thousands)

                                                                                April 3,          September 27,
                                                                                  2004                2003
                                                                            -----------------   ------------------
                    ASSETS                                                    (unaudited)           (audited)

          Current Assets:
             Cash and cash equivalents                                          $   5,957             $  4,485
             Accounts receivable, net                                              65,470               64,355
             Inventories, net                                                      51,701               73,293
             Prepaid expenses and other current assets                             11,639               11,001
             Assets held for sale                                                      --                6,597
                                                                            -----------------   ------------------
                         Total current assets                                     134,767              159,731

          Property and equipment, net                                              31,881               34,902
          Trademarks, net                                                          12,914               12,936
          Other assets                                                              6,377                6,710
                                                                            -----------------   ------------------
                         Total assets                                           $ 185,939            $ 214,279
                                                                            =================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable and accrued expenses                              $  31,161            $  48,522
             Revolving credit line                                                 23,256               25,685
             Current portion of long-term debt and capital leases                   1,802                1,964
                                                                            -----------------   ------------------
                         Total current liabilities                                 56,219               76,171

          Long-term debt and capital leases                                       105,038              107,772
          Other non-current liabilities                                             7,333                7,585
                                                                            -----------------   ------------------
                   Total liabilities                                              168,590              191,528

          Shareholders' Equity:
             Preferred stock                                                            -                    -
             Common stock                                                             111                  111
             Additional paid in capital                                            88,575               88,575
             Retained earnings (deficit)                                          (65,079)             (58,617)
             Accumulated other comprehensive loss                                  (6,258)              (7,318)
                                                                            -----------------   ------------------
                         Total shareholders' equity                                17,349               22,751
                                                                            -----------------   ------------------

                         Total liabilities and shareholders' equity             $ 185,939            $ 214,279
                                                                            =================   ==================
                                                        See accompanying notes.

                                                 TROPICAL SPORTSWEAR INT'L CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)
                                                            (In thousands)

                                                                        Twenty-seven            Twenty-six
                                                                        Weeks Ended            Weeks Ended
                                                                          April 3,              March 29,
                                                                            2004                  2003
                                                                     -------------------    ------------------
OPERATING ACTIVITIES
Net loss                                                                 $  (6,462)            $ (4,380)
Adjustments to reconcile net loss to net cash
         used in operating activities:
    Depreciation and amortization                                            2,965                3,338
    Deferred income taxes and other                                            (30)                (801)
    Gain on sale of building                                                (3,504)                   -
Changes in operating assets and liabilities:
    Accounts receivable                                                     (1,115)              (8,987)
    Inventories                                                             21,592              (23,519)
      Prepaid expenses and other current assets                              1,303               (2,251)
      Accounts payable and accrued expenses                                (17,325)              (6,121)
                                                                        ------------------    -----------------
    Net cash used in operating activities                                   (2,576)             (42,721)
                                                                        ------------------    -----------------

INVESTING ACTIVITIES
Capital expenditures                                                         (555)              (11,559)
Sale of marketable securities                                                   -                11,100
Proceeds from sale of property and equipment                               10,668                   172
                                                                        ------------------    -----------------
    Net cash provided by (used in) investing activities                    10,113                  (287)
                                                                        ------------------    -----------------

Financing activities:
Net changes in other debt and capital leases                               (4,518)                 (629)
Proceeds from revolving credit line borrowings                            152,806                55,353
Payments of revolving credit line borrowings                             (155,235)              (34,323)
                                                                        ------------------    -----------------
      Net cash (used in) provided by financing activities                  (6,947)               20,401
                                                                        ------------------    -----------------

Change in currency translation                                                882                   199

Net  increase (decrease) in cash and cash equivalents                       1,472               (22,408)
Cash and cash equivalents at beginning of period                            4,485                28,284
                                                                        ------------------    -----------------
Cash and cash equivalents at end of period                                $ 5,957               $ 5,876
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

     The accompanying  unaudited condensed  consolidated statement of cash flows for the twenty-seven  weeks ended April 3, 2004 has been amended.  The amendment reclassifies approximately $10.2 million in proceeds from the sale of land in El
Paso, Texas and proceeds from the sale of an  administration  building in Tampa,
Florida from cash provided by operating activities to cash provided by investing activities.

2.   INVENTORIES

Inventories consist of the following:

                                                                    April 3,            September 27,
                                                                      2004                   2003
                                                              -------------------    -------------------

        Raw materials                                             $  6,586                  $6,939
        Work in process                                              6,794                   6,947
        Finished goods                                              46,098                  71,479
        Reserve for excess and slow moving inventory                (7,777)                (12,072)
                                                              -------------------    -------------------
                                                                  $ 51,701                 $73,293
                                                              ===================    ===================

3.   DEBT AND CAPITAL LEASES

Debt and capital leases consist of the following:

                                                                    April 3,            September 27,
                                                                      2004                   2003
                                                              -------------------    -------------------

        Revolving credit line                                      $23,256                $ 25,685
        Real estate loan                                             5,690                   8,000
        Senior subordinated notes                                  100,000                 100,000
        Other                                                        1,150                   1,736
                                                              -------------------    -------------------
                                                                   130,096                 135,421
        Less current maturities                                    (25,058)                (27,649)
                                                              -------------------    -------------------
        Long-term debt                                            $105,038                $107,772
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

                                   Twenty-seven weeks          Twenty-six weeks ended
                                         ended
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

                                   Twenty-seven weeks        Twenty-six weeks ended
                                         ended
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

                                                                Thirteen          Thirteen           Twenty-seven      Twenty-six
                                                              Weeks ended        Weeks ended         weeks ended      weeks ended
                                                                April 3,          March 29,            April 3,        March 29,
                                                                   2004              2003                 2004             2003
                                                             ---------------    --------------     ---------------    -------------
                      Net income (loss)                         $3,969                 $638             $(6,462)          $(4,380)
                      Pro forma compensation expense, net
                      of tax                                      (315)                (148)               (641)           (1,417)
                                                              --------------    ---------------    ---------------    --------------
                      Pro forma net income (loss)              $ 3,654                 $490             $(7,103)          $(5,797)
                                                             ==============    ===============    ===============    ==============

                      Net income (loss) per share-basic          $0.36               $ 0.06              $(0.58)           $(0.40)
                      Net income (loss) per share-diluted        $0.36               $ 0.06              $(0.58)           $(0.40)

                      Pro forma net income (loss) per
                      share-basic                                $0.33               $ 0.04              $(0.64)           $(0.53)
                      Pro forma net income (loss) per
                      share-diluted                              $0.33               $ 0.04              $(0.64)           $(0.53)

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

                                               Thirteen         Thirteen         Twenty-seven         Twenty-six
                                              Weeks ended      Weeks ended        Weeks ended         Weeks ended
                                                April 3,         March 29,          April 3,           March 29,
                                                 2004              2003               2004                2003
                                              -----------     -------------     ----------------    ---------------

Service Cost                                       $   8             $  10              $  31              $  38
Interest Cost                                        153               143                613                573
Expected Return on Plan Assets                      (123)             (127)              (494)              (508)
Amortization of  Unrecognized Transition
Obligation (Asset)                                    --                 2                 --                  8
Amortization of Prior Service Cost                    --                --                 --                 --
Amortization of Loss (Gain)                           96                72                385                287
                                              -----------     -------------     ----------------    ---------------
Net Periodic Benefit Cost                          $ 134             $ 100              $ 535              $ 398
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

                                                            Thirteen Weeks Ended April 3, 2004
                                       ------------------------------------------------------------------------------
Statement of Operations                  Parent        Guarantor       Non-Guarantor
                                          Only        Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                       -----------    ------------     ------------    ------------    --------------

Net sales                                $ 42,183        $39,125         $ 12,668      $    (153)         $ 93,823
Gross profit                                8,968          8,421            5,132            (72)           22,449
Operating income                            2,798          3,909            1,182              -             7,889
Interest, income taxes and other, net       1,573          1,338            1,009              -             3,920
Net income                                  1,225          2,571              173              -             3,969

                                                            Thirteen Weeks Ended March 29, 2003
                                       ------------------------------------------------------------------------------
Statement of Operations                  Parent        Guarantor       Non-Guarantor
                                          Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                       -----------    ------------     ------------    ------------     -------------

Net sales                                $ 53,751       $ 47,035        $  12,258         $ (319)        $ 112,725
Gross profit                               11,107          8,135            3,861            (74)           23,029
Operating income                            1,185          1,027              544             -              2,756
Interest, income taxes and other, net       1,084            979               55             -              2,118
Net income                                    101             48              489             -                638

                                                           Twenty-seven Weeks Ended April 3, 2004
                                       -------------------------------------------------------------------------------
Statement of Operations                 Parent        Guarantor      Non-Guarantor
                                         Only        Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                       ----------    ------------    -------------    -------------    ---------------

Net sales                               $  73,387      $ 72,078          $ 26,008         $ (323)        $ 171,150
Gross profit                               14,531         9,898             9,598           (167)           33,860
Operating income (loss)                      (916)          739             1,564              -             1,387
Interest, income taxes and other, net       2,658         4,056             1,135              -             7,849
Net income (loss)                          (3,574)       (3,317)              429              -            (6,462)

                                                           Twenty-six Weeks Ended March 29, 2003
                                       -------------------------------------------------------------------------------
Statement of Operations                 Parent        Guarantor      Non-Guarantor
                                         Only        Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                       ----------    ------------    -------------    -------------    ---------------

Net sales                               $ 100,507     $  86,762           $25,094        $  (597)        $ 211,766
Gross profit                               19,757        15,999             8,215           (148)           43,823
Operating income (loss)                    (5,924)        2,020             1,398              -            (2,506)
Interest, income taxes and other, net      (1,284)        2,921               237              -             1,874
Net income (loss)                          (4,640)         (901)            1,161              -            (4,380)

                                                                           As of April 3, 2004
                                              ------------------------------------------------------------------------------
Balance Sheet                                   Parent       Guarantor        Non-Guarantor
                                                 Only       Subsidiaries      Subsidiaries   Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash and cash equivalents                        $  596           $  313         $ 5,048          $    -           $ 5,957
Accounts receivable, net                         43,028           14,703           7,739               -            65,470
Inventories                                      25,178           18,123           8,400               -            51,701
Other current assets                              1,988            4,914           4,737               -            11,639
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      70,790           38,053          25,924               -           134,767

Property and equipment, net                      25,613            4,256           2,012               -            31,881
Investment in subsidiaries and other assets     134,164           26,961         (10,802)       (131,032)           19,291
                                              -----------    -------------    -------------   -------------   --------------
       Total assets                           $ 230,567         $ 69,270        $ 17,134      $ (131,032)        $ 185,939
                                              ===========   =============    =============   =============    ==============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 22,656          $ 1,572         $ 6,933        $      -        $   31,161
Current portion of revolving credit line,
    long-term debt and capital leases            24,501              541              16               -            25,058
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 47,157            2,113           6,949               -            56,219
Long-term debt and noncurrent portion of
    capital leases                              104,959                -              79               -           105,038
Other noncurrent liabilities                        (18)           7,233             118               -             7,333
Stockholders' equity                             78,469           59,924           9,988        (131,032)           17,349
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholder
           equity                             $ 230,567         $ 69,270        $ 17,134       $(131,032)       $  185,939
                                              ===========   =============    =============   =============    ==============

                                                                        As of September 27, 2003
                                              ------------------------------------------------------------------------------
Balance Sheet                                  Parent        Guarantor       Non-Guarantor
                                                Only        Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              -----------   -------------    -------------   -------------    --------------
ASSETS
Cash and cash equivalents                        $  218           $  440          $ 3,827        $     -            $ 4,485
Accounts receivable, net                         33,740           22,174            8,441              -             64,355
Inventories                                      31,945           30,818           10,530              -             73,293
Other current assets                              9,703            4,903            2,992              -             17,598
                                              -----------   -------------    -------------   -------------    --------------
       Total current assets                      75,606           58,335           25,790              -            159,731

Property and equipment, net                      27,627            5,318            1,957              -             34,902
Investment in subsidiaries and other assets     157,597            6,706          (14,071)      (130,586)            19,646
                                              -----------   -------------    -------------   -------------    --------------
       Total assets                           $ 260,830          $70,359          $13,676     $ (130,586)         $ 214,279
                                              ===========   =============    =============   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $ 38,036          $ 5,480          $ 5,006               -          $ 48,522
Current portion of revolving credit line,
   long-term debt and capital leases             26,738              892               19              -             27,649
                                              -----------   -------------    -------------   -------------    --------------
       Total current liabilities                 64,774            6,372            5,025              -             76,171
Long-term debt and noncurrent portion of
   capital leases                               107,590               87               95              -            107,772
Other noncurrent liabilities                        510            6,968              107              -              7,585
Stockholders' equity                             87,956           56,932            8,449       (130,586)            22,751
                                              -----------   -------------    -------------   -------------    --------------
       Total liabilities and stockholders'
          equity                              $ 260,830          $70,359          $13,676     $ (130,586)          $214,279
                                              ===========   =============    =============   =============    ==============

                                                                 Twenty-seven Weeks Ended April 3, 2004
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by (used in) operating
   activities                                 $  (3,404)        $    151          $ 2,377      $  (1,700)          $ (2,576)
Net cash provided by (used in) investing
   activities                                    10,080              158             (125)             -             10,113
Net cash used in financing activities            (6,482)            (436)             (29)             -             (6,947)
   Other                                            184                -           (1,002)         1,700                882
Net increase (decrease) in cash and cash
   equivalents                                      378             (127)           1,221              -              1,472
Cash and cash equivalents, beginning of
   period                                           218              440            3,827              -              4,485
Cash and cash equivalents, end of period            596              313            5,048              -              5,957

                                                                  Twenty-six Weeks Ended March 29, 2003
                                              ------------------------------------------------------------------------------
Statement of Cash Flows                         Parent       Guarantor       Non-Guarantor
                                                 Only       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                              -----------   -------------    -------------   --------------    -------------

Net cash provided by (used in) operating
   activities                                  $(45,251)        $  1,006         $  1,524        $     -          $ (42,721)
Net cash provided by (used in) investing
   activities                                       486             (624)            (149)             -               (287)
Net cash provided by (used in) financing
   activities                                    20,881             (465)             (15)             -             20,401
Other                                                 -                -              199              -                199
Net increase (decrease) in cash and cash
   equivalents                                  (23,884)             (83)           1,559              -            (22,408)
Cash and cash equivalents, beginning of
   period                                        24,274              167            3,843              -             28,284
Cash and cash equivalents, end of period            390               84            5,402              -              5,876

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

                                             Thirteen           Thirteen         Twenty-seven        Twenty-six
                                            Weeks ended       Weeks ended         Weeks ended        Weeks ended
                                             April 3,          March 29,           April 3,           March 29,
                                               2004               2003               2004               2003
                                           --------------    ---------------    ----------------    --------------
Net sales                                         100.0%          100.0%             100.0%              100.0%
Cost of goods sold                                76.1              79.6               80.2                79.3
                                           --------------    ---------------    ----------------    --------------
Gross profit                                      23.9              20.4               19.8                20.7
Selling, general and administrative
   expenses                                       18.5              18.0               20.6                20.1
Other                                             (3.0)                -               (1.6)                1.8
                                           --------------    ---------------    ----------------    --------------
Operating income (loss)                            8.4               2.4                0.8                (1.2)
Interest expense,  net                             4.2               2.5                4.2                 2.7
Other, net                                        (0.3)             (0.9)                 -                (0.5)
                                           --------------    ---------------    ----------------    --------------
Income (loss) before income taxes                  4.5               0.8               (3.4)               (3.4)
Provision (benefit) for income taxes               0.3               0.3                0.4                (1.3)
                                           --------------    ---------------    ----------------    --------------
Net income (loss)                                  4.2%              0.5%              (3.8)%              (2.1)%
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

     During the twenty-seven weeks ended April 3, 2004, we expended $2.6 million of cash from our  operations.  This was  primarily  the result of a decrease  in accounts payable and accrued expenses of $17.3 million,  an increase in accounts receivable of $1.1 million, and a net loss of $6.5 million, offset by a decrease in inventory of $21.6 million.

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

August 19, 2004

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